Form 10-Q
period 2011-10-31
ARISTOCRAT GROUP CORP.
filed 2011-12-05
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-176491

ARISTOCRAT GROUP CORP.

(Exact name of registrant as specified in its charter)

Florida	45-2801371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Ms. Melanie Maute

3 Allington Court, Medford, NJ 08055

                         609-744-5569

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of November 22, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Aristocrat Group Corp. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aristocrat Group Corp.

(A Development Stage Company)

Balance Sheets

	As of
	October 31, 2011	July 31, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,346	$8,900
Total current assets	6,346	8,900

TOTAL ASSETS	$6,346	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$0
Total liabilities	600	0

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.0001 par value.
Issued and outstanding:
9,000,000 common shares.	$900	$900
Additional paid-in capital	8,100	8,100
Deficit accumulated during the development stage	(3,254)	(100)
Total Stockholders’ Equity	5,746	8,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,346	$8,900

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Operations

		For the Period
		from Inception
	Three Months	July 20, 2011
	Ended	to
	October 31, 2011	October 31, 2011
	(unaudited)	(unaudited)

REVENUES	$—	$—

EXPENSES
General & Administrative	54	154
Professional Fees	3,100	3,100

Loss Before Income Taxes	$(3,154)	$(3,254)

Provision for Income Taxes	—	—

Net Loss	$(3,154)	$(3,254)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted Average Common shares outstanding	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – July 20, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on July 20, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on July 20, 2011 to July 31, 2011	—	—	—	(100)	(100)

Balance – July 31, 2011	9,000,000	900	8,100	(100)	8,900

Loss for the quarter ended October 31, 2011	—	—	—	(3,154)	(3,154)

Balance – October 31, 2011	9,000,000	900	8,100	(3,254)	5,746

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Cash Flow

		For the Period
		from Inception
	Three Months	July 20, 2011
	Ended	to
	October 31, 2011	October 31, 2011
	(unaudited)	(unaudited)

OPERATING ACTIVITIES

Net Loss	$(3,154)	$(3,254)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	600	600
Net cash used in operating activities	(2,554)	(2,654)

FINANCING ACTIVITIES
Capital Stock issued for cash	—	9,000
Net cash provided by financing activities	—	9,000

INCREASE IN CASH AND CASH EQUIVALENTS	(2,554)	6,346

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,346	$6,346

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(October 31, 2011)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

We are a development stage company and were incorporated in the State of Florida on July 20, 2011, as a for-profit company, and an established fiscal year end of July 31. As of the date of this Prospectus, we have not established any business operations and have not achieved any revenues. The development of our business has been limited to organizational matters, the preparation of our business plan, and the preparation of the financial statements and other information presented in this Prospectus. Our ability to establish operations is entirely dependent on our ability to raise sufficient financing to execute our business plan, however, there is no guarantee that we will be successful in this regard. Furthermore, if we successfully establish operations, there is no guarantee that there will be a significant market for our services or that we will achieve significant revenues, if any.

We anticipate that we will require total financing of $500,000; $461,000  of which we will be seeking to raise subsequent to this $39,000.00 offering in order to execute our business plan over an 18 month period.  There can be no assurance that such financing will be available or available on suitable terms. Please see “Risk Factors” elsewhere in this Prospectus for a full discussion on this potential business risk.

We have not accomplished any of our intended efforts to date. We have not generated any revenues to date and our activities have been limited to developing our business plan. We will not have the necessary capital to develop our Business Plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms. Please see “Risk Factors” elsewhere in this Prospectus for full discussion on this potential business risk.

We have not generated any revenue to date and our activities have been limited to developing the Business Plan. We will not have the necessary capital to develop our Business Plan until we are able to secure Financing.  Aristocrat Group Corp. is in the early stage of developing its business plan. The Company does not have any products, customers and has not generated any revenues. The Company must complete the business plan, develop the product and attract customers before it can start generating revenues.

Through October 31, 2011 the Company was in the development stage and has not carried on any significant operations and has not generated any revenues. The Company has incurred losses since inception aggregating $6,335. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 30, 2011 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the”SEC”). The results of operations for the three-month period ending April 30, 2011 are not necessarily indicative of the results for the full fiscal year ending July 31, 2012.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(October 31, 2011)

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common Shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2011.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Property

The company does not own any real estate or other properties. The company’s office is located  3 Allington Court, Medford, NJ 08055. Our contact number is 609-744-5569. The business office is located at the home of Melanie Maute, the CEO of the company at no charge to the company.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(October 31, 2011)

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to October 31, 2011 through the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Aristocrat Group Corp. is a development stage company and was incorporated in Florida on July 20, 2011 to to open Prenatal-Postpartum Supercare Centers in target areas across the United States. The Prenatal-Postpartum Supercare Centers will provide women who are planning to start a family, are pregnant or have recently had a baby, with a one-stop destination offering pregnancy, childbirth and parenting educational classes, nutritional counseling health and fitness classes and training and spa services, internet shopping for women's and infant's products related to pregnancy though the first year of the infant's life. We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the three months of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On August 25, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on September 26, 2011, October 18 and October 18, 2011 with the SEC.

Results of Operations

The Company did not generate any revenue during the three months ended October 31, 2011.

Total expenses the three (3) months ending October 31, 2011 were $3,154 resulting in an operating loss for the period of $3,154. Basic net loss per share amounting to $.00 for the three (3) months ending October 31, 2011.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) months ending October 31, 2011 and were $ 3,154.

Liquidity and Capital Resources

At October 31, 2011 we had working capital of $5,746 consisting of cash on hand of $6,346 as compared to working capital of $8,900 at July 31, 2011 and cash of $8,900.

Net cash used in operating activities for the three months ended October 31, 2011 was $2,554 as compared to $2,654 for the period from inception on July 20, 2011 through October 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2011.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2012.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: December 2, 2011	BY: /s/ Melanie Maute
Melanie Maute
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director