Form 10-Q
period 2012-01-31
ARISTOCRAT GROUP CORP.
filed 2012-02-13
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,450,000 shares of common stock are issued and outstanding as of February 1, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aristocrat Group Corp.

(A Development Stage Company)

Balance Sheets

	As of
	January 31, 2012	July 31, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,953	$8,900
Total current assets	27,953	8,900

TOTAL ASSETS	$27,953	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$0
Total liabilities	600	0

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.0001 par value.
Issued and outstanding:
12,450,000 and 9,000,000 common shares at January 31, 2012 and July 31, 2011, respectively.	$1,245	$900
Additional paid-in capital	42,255	8,100
Deficit accumulated during the development stage	(16,147)	(100)
Total Stockholders’ Equity	27,353	8,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,953	$8,900

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Operations

			For the Period
			from Inception
	Three Months	Six Months	July 20, 2011
	Ended	Ended	to
	January 31, 2012	January 31, 2012	January 31, 2012
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	10,371	10,325	10,425
Professional Fees	2,622	5,722	5,722

Loss Before Income Taxes	$(12,993)	$(16,047)	$(16,147)

Provision for Income Taxes	—	—	—

Net Loss	$(12,993)	$(16,047)	$(16,147)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	10,226,667	11,453,333	10,048,000

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – July 20, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on July 20, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on July 20, 2011 to July 31, 2011	—	—	—	(100)	(100)

Balance – July 31, 2011	9,000,000	900	8,100	(100)	8,900

Common shares issued for cash at $0.01 per share (par value $0.0001) on December 6, 2011	3,450,000	345	34,155	—	34,500

Net Loss for the period ended January 31, 2012	—	—	—	(16,047)	(16,047)

Balance – January 31, 2012	12,450,000	1,245	42,255	(16,147)	27,353

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Cash Flow

		For the Period
		from Inception
	Six Months	July 20, 2011
	Ended	to
	January 31, 2012	January 31, 2012
	(unaudited)	(unaudited)

OPERATING ACTIVITIES

Net Loss	$(16,047)	$(16,147)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	600	600
Net cash used in operating activities	(15,447)	(15,547)

FINANCING ACTIVITIES
Capital Stock issued for cash	34,500	43,500
Net cash provided by financing activities	34,500	43,500

INCREASE IN CASH AND CASH EQUIVALENTS	19,053	27,953

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,953	$27,953

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(January 31, 2012)

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

Through January 31, 2012 the Company was in the development stage and has not carried on any significant operations and has not generated any revenues. The Company has incurred losses since inception aggregating $6,335. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 30, 2011 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the“SEC”). The results of operations for the three-month period ending January 31, 2012 are not necessarily indicative of the results for the full fiscal year ending July 31, 2012.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(January 31, 2012)

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2012.

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

(January 31, 2012)

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. EQUITY TRANSACTIONS

On July 20, 2011 9,000,000 shares of common stock were issued to the founder for $.001 per share for total proceeds in the amount of $9,000.

On December 6, 2011 the Company received $34,500 in exchange for 3,450,000 shares of common stock, at a share price of $.01.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Aristocrat Group Corp. is a development stage company and was incorporated in Florida on July 20, 2011 to to open Prenatal-Postpartum Supercare Centers in target areas across the United States. The Prenatal-Postpartum Supercare Centers will provide women who are planning to start a family, are pregnant or have recently had a baby, with a one-stop destination offering pregnancy, childbirth and parenting educational classes, nutritional counseling health and fitness classes and training and spa services, internet shopping for women’s and infant’s products related to pregnancy though the first year of the infant’s life.  We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the three months of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On August 25, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on September 26, 2011, October 18 and October 28, 2011 with the SEC.

Results of Operations

The Company did not generate any revenue during the three or six months ended January 31, 2012.

Total expenses the three (3) and six (6) months ending January 31, 2012 were $12,993 and $16,047 resulting in an operating loss for the period of $16,047. Basic net loss per share amounting to $.00 for the three (3) and six months ending January 31, 2012.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and six months ending January 31, 2012 .

Liquidity and Capital Resources

At January 31, 2012 we had working capital of $27,353 consisting of cash on hand of $27,953 as compared to working capital of $8,900 at July 31, 2011 and cash of $8,900.

Net cash used in operating activities for the six months ended January 31, 2012 was $15,447 as compared to $15,547 for the period from inception on July 20, 2011 through January 31, 2012.

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

As of January 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

Aristocrat Group Corp.

Date: February 13, 2012	BY: /s/ Melanie Maute
Melanie Maute
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director