Form 10-Q
period 2012-04-30
ARISTOCRAT GROUP CORP.
filed 2012-05-30
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,450,000 shares of common stock are issued and outstanding as of May 1, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aristocrat Group Corp.

(A Development Stage Company)

Balance Sheets

	As of
	April 30, 2012	July 31, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,370	$8,900
Total current assets	13,370	8,900

TOTAL ASSETS	$13,370	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$0
Total liabilities	600	0

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.0001 par value.
Issued and outstanding:
12,450,000 and 9,000,000 common shares at April 30, 2012 and July 31, 2011, respectively.	$1,245	$900
Additional paid-in capital	42,255	8,100
Deficit accumulated during the development stage	(30,730)	(100)
Total Stockholders’ Equity	12,770	8,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,370	$8,900

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Operations

			For the Period
			from Inception
	Three Months	Nine Months	July 20, 2011
	Ended	Ended	to
	April 30, 2012	April 30, 2012	April 30, 2012
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	14,735	22,910	23,010
Professional Fees	1,398	7,720	7,720

Loss Before Income Taxes	$(16,133)	$(30,630)	$(30,730)

Provision for Income Taxes	—	—	—

Net Loss	$(16,133)	$(30,630)	$(30,730)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	12,450,000	10,874,670

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – July 20, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on July 20, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on July 20, 2011 to July 31, 2011	—	—	—	(100)	(100)

Balance – July 31, 2011	9,000,000	900	8,100	(100)	8,900

Common shares issued for cash at $0.01 per share (par value $0.0001) on December 6, 2011	3,450,000	345	34,155	—	34,500

Net Loss for the nine month period ended April 30, 2012	—	—	—	(30,630)	(30,630)

Balance – April 30, 2012	12,450,000	1,245	42,255	(30,730)	12,770

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Cash Flow

		For the Period
		from Inception
	Nine Months	July 20, 2011
	Ended	to
	April 30, 2012	April 30, 2012
	(unaudited)	(unaudited)

OPERATING ACTIVITIES

Net Loss	$(30,630)	$(30,730)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	600	600
Net cash used in operating activities	(30,030)	(30,130)

FINANCING ACTIVITIES
Capital Stock issued for cash	34,500	43,500
Net cash provided by financing activities	34,500	43,500

INCREASE IN CASH AND CASH EQUIVALENTS	4,470	13,370

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,370	$13,370

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(April 30, 2012)

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

Through April 30, 2012 the Company was in the development stage and has not carried on any significant operations and has not generated any revenues. The Company has incurred losses since inception aggregating $30,130. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 30, 2011 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the“SEC”). The results of operations for the three-month period ending April 30, 2012 are not necessarily indicative of the results for the full fiscal year ending July 31, 2012.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(April 30, 2012)

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2012.

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

(April 30, 2012)

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

NOTE 4. SUBSEQUENT EVENTS

On May 1, 2012, Sarasota, FL - Aristocrat Group Corp. (OTBBB: ASCC) announced that the company has declared a 5 for 1 forward stock split of its issued and outstanding common stock. The forward stock split will be distributed to all shareholders of record on May 1, 2012. The effective time of the forward stock split was the close of business on May 1, 2012 and the payment date was on May 1, 2012. All shareholders of record on the record date will receive 5 shares of common stock for every one share of common stock then owned. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares which would otherwise be required to be issued as a result of the stock split was be rounded up to the nearest whole share. In addition, there was no mandatory exchange of stock certificates. Aristocrat’s transfer agent, Island Stock Transfer, distributed the certificates representing the new shares on the pay date. There was no change in the company’s CUSIP number as a result of the forward stock split. It is anticipated that the common stock will be quoted on a post-forward split basis beginning on May 1, 2012.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Aristocrat Group Corp. is a development stage company and was incorporated in Florida on July 20, 2011 to open Prenatal-Postpartum Supercare Centers in target areas across the United States. The Prenatal-Postpartum Supercare Centers will provide women who are planning to start a family, are pregnant or have recently had a baby, with a one-stop destination offering pregnancy, childbirth and parenting educational classes, nutritional counseling health and fitness classes and training and spa services, internet shopping for women’s and infant’s products related to pregnancy though the first year of the infant’s life.  We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the nine months of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On August 25, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on September 26, 2011, October 18 and October 28, 2011 with the SEC.

Results of Operations

The Company did not generate any revenue during the three or nine months ended April 30, 2012.

Total expenses the three (3) and six (9) months ending April 30, 2012 were $16,133 and $30,030 resulting in an operating loss for the period of $16,047. Basic net loss per share amounting to $.00 for the three (3) and nine months ending April 30, 2012.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and nine months ending April 30, 2012.

Liquidity and Capital Resources

At April 30, 2012 we had working capital of $12,770 consisting of cash on hand of $13,370 as compared to working capital of $8,900 at July 31, 2011 and cash of $8,900.

Net cash used in operating activities for the nine months ended April 30, 2012 was $30,025 as compared to $30,125 for the period from inception on July 20, 2011 through April 30, 2012.

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

As of April 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

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

Aristocrat Group Corp.

Date: May 30, 2012	BY: /s/ Melanie Maute
Melanie Maute
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director