Form 10-K
period 2012-07-31
ARISTOCRAT GROUP CORP.
filed 2012-11-14
CIK 1527027

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 333-176491

ARISTOCRAT GROUP CORP.
(Exact name of registrant as specified in its charter)

Florida	45-2801371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 Grand Blvd., Suite 206
Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (850) 269-7208

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title	Name of each exchange on which registered
Common stock, $0.0001 par value	NASDAQ OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, ever Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☑     No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on January 31, 2012, was $0. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 62,250,000 shares of the registrant’s common stock issued and outstanding as of November 13, 2012.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Aristocrat Group Corp.

Readers should consider the following information as they review this Annual Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Annual Report on Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

ARISTOCRAT GROUP CORP.

FORM 10-K

Part I

Item 1. Business.

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

In September 2012, the Board of Directors believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company. Thus, the Board of Directors approved adding a second business to the Company’s business plan:  Aristocrat Brands, a focused brand management company.  The Aristocrat Brands and Supercare Centers business lines will be operated under two separate divisions of Aristocrat Group Corp.  Although the Supercare Centers will continue to be a business line, the primary focus from this point forward will be on Aristocrat Brands.

The new business line’s goal will be to identify and promote unique brands that have a mass market appeal across a diverse demographic.  Some of the biggest brand management companies are multi-nationals with billion dollar market caps, such as: Limited Brands, which owns Victoria’s Secret, LVMH which owns Moet Chandon, Hennessy and Louis Vuitton.  The approach by Aristocrat Brands will be to select product opportunities that have the largest audience and broad market appeal.

Aristocrat Brands will initially concentrate on the distilled spirits industries, with a focus on the Vodka segment.  As a core direction, beverage alcohol marketing can be used as a platform to promote other business segments of the Company, such as event promotion. Vodka accounts for almost one quarter of all distilled spirits sales and continues to grow.  Selecting the distilled spirits sector enables Aristocrat to enter into a large diverse market with broad appeal and several similar supporting categories, such as the spirit industry and the music industry.  These two sectors are easily linkable and present many original opportunities for partnership, sponsorship and brand awareness activities.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of July 31, 2012, we have one employee. We do not have any employment agreements with any employees.

We do not presently have pension, health insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Executive Offices

Our executive offices are located at 495 Grand Blvd., Suite 206, Miramar Beach, FL 32550.  We rent office space on a month-to-month basis.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “ASCC” in March 2012. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended July 31, 2012
Quarter ended April 30, 2012	$0.02	$0.02
Quarter ended July 31, 2012	$1.02	$0.02

Fiscal Year Ending July 31, 2013
Quarter ended October 31, 2012	$2.15	$1.00

Holders

As of the date of this filing, there were three holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on October 31, 2012, as quoted by OTC Markets Group, Inc., was $1.29.

Shares of our common stock:

●	have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors;

●	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

●	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

●	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to the Bylaws of our Articles of Incorporation and the applicable statutes of the State of Florida for a more complete description of the rights and liabilities of holders of our securities.

There were 62,250,000 shares of common stock issued and outstanding as of October 31, 2012. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

During the year ended July 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of July 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Preferred Stock

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, as included in this report.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.

Going Concern

We incurred a net loss of $51,275 for the year ended July 31, 2012. Net cash used by operations for the year ended July 31, 2012 was approximately $48,822. We do not anticipate having positive net income in the immediate future.   These conditions create an uncertainty as to our ability to continue as a going concern.

We will need to obtain loans or other financing in order to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will be able to obtain these loans or that they will be available to us on terms that are acceptable to the Company.  We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Results of Operations for the year ended July 31, 2012 compared to the period from inception (July 20, 2011) through July 31, 2011

General and administrative expenses

We recognized general and administrative expenses in the amount of $51,275 and $100 for the year ended July 31, 2012 and for the period from inception (July 20, 2011) through July 31, 2011, respectively. The increase in general and administrative expenses was the result of the increased operations of the Company as a result of beginning to implement our business plan.

Liquidity and Capital Resources

Net cash used by operating activities was $48,822 for the year ended July 31, 2012.

The Company anticipates it will require around $500,000 to sustain operations and implement its business plan over the next twelve months. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

We do not have any material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financings in addition to what is required to fund our present operations.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. A complete discussion of our accounting policies is included in Notes 2 and 3 of the Notes to Financial Statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended July 31, 2011, the Company had a net loss of $51,275. As of July 31, 2011, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aristocrat Group Corp.:

I have audited the balance sheets of Aristocrat Group Corp. as of July 31, 2012 and 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Aristocrat Group Corp. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated significant revenues from operations and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

November 14, 2012

Aristocrat Group Corp.

(A Development Stage Enterprise)

BALANCE SHEET

	July 31, 2012	July 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$1,243	$8,900
Total current assets	1,243	8,900

TOTAL ASSETS	$1,243	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,453	$—
Advances payable	6,665	—
Total Current Liabilities	9,118	—

TOTAL LIABILITIES	9,118	—

Stockholders’ Equity
Common stock: 250,000,000 authorized; $0.0001 par value, 62,250,000 and 45,000,000 shares issued and outstanding at July 31, 2012 and 2011, respectively	$6,225	$4,500
Additional paid in capital	37,275	4,500
Accumulated deficit during development stage	(51,375)	(100)
Total Stockholders’ Equity (Deficit)	(7,875)	8,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,243	$8,900

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

	Year Ended July 31, 2012	Period from inception (July 20, 2011) through July 31, 2011	Period from inception (July 20, 2011) through July 31, 2012

EXPENSES
General and administrative	$51,275	$100	$51,375

Total operating expenses	51,275	100	51,375

NET LOSS	$(51,275)	$(100)	$(51,375)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	56,217,215	45,000,000

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated Deficit Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, July 20, 2011	—	$—	$—	$—	$—

Issuance of common stock to founder for cash, July 20, 2011, $0.0002 per share	45,000,000	4,500	4,500	—	9,000
Net loss	—	—	—	(100)	(100)

Balance, July 31, 2011	45,000,000	$4,500	$4,500	$(100)	$8,900

Issuance of common stock for cash, December 6, 2011, $0.002 per share	17,250,000	1,725	32,775	—	34,500
Net loss	—	—	—	(51,275)	(51,275)

Balance, July 31, 2012	62,250,000	$6,225	$37,275	$(51,375)	$(7,875)

On May 1, 2012, the Company effected a five-for-one forward stock split. All share and per share amounts have been retroactively restated to reflect the split.

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

	Year Ended July 31, 2012	Period from inception (July 20, 2011) through July 31, 2011	Period from inception (July 20, 2011) through July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,275)	$(100)	$(51,375)
Adjustment to reconcile net loss to net cash used in operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,453	—	2,453
Net cash used by operating activities	(48,822)	(100)	(48,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of commons stock	34,500	9,000	43,500
Proceeds from advances	6,665	—	6,665
Net cash provided by financing activities	41,165	9,000	50,165

Net increase (decrease) in cash and cash equivalents	(7,657)	8,900	1,243
Cash and cash equivalents, beginning of period	8,900	—	—

Cash and cash equivalents, end of period	$1,243	$8,900	$1,243

Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Year Ended July 31, 2012

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended July 31, 2012, the Company had a net loss of $51,275 and had net cash used in operating activities of $48,822. As of July 31, 2012, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On May 1, 2012, the Company effected a five-for-one forward stock split. All share and per share amounts have been retroactively restated to reflect the forward split.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

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

Property

The company does not own any real estate or other properties. The company’s office is located 495 Grand Blvd., Suite 206, Miramar Beach, FL 32550. Our contact number is 850-269-7208. We rent our office space on a month-to-month basis.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. EQUITY TRANSACTIONS

On July 20, 2011, 45,000,000 shares of common stock were issued to the founder for $0.0002 per share for total proceeds in the amount of $9,000.

On December 6, 2011 the Company received $34,500 in exchange for 17,250,000 shares of common stock, at a share price of $0.002.

On May 1, 2012, Sarasota, FL - Aristocrat Group Corp. (OTBBB: ASCC) announced that the company has declared a 5 for 1 forward stock split of its issued and outstanding common stock. The forward stock split will be distributed to all shareholders of record on May 1, 2012. The effective time of the forward stock split was the close of business on May 1, 2012 and the payment date was on May 1, 2012. All shareholders of record on the record date will receive 5 shares of common stock for every one share of common stock then owned. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares which would otherwise be required to be issued as a result of the stock split was be rounded up to the nearest whole share. In addition, there was no mandatory exchange of stock certificates. Aristocrat’s transfer agent, Island Stock Transfer, distributed the certificates representing the new shares on the pay date. All share and per share amounts have been retroactively restated for the forward split.

NOTE 4. INCOME TAXES

There are no current or deferred income tax expense or benefit for the year ended July 31, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

Year ended July 31, 2012
Tax benefit at U.S. statutory rate	$17,400
Valuation allowance	(17,400)
$—

The Company did not have any temporary differences for the period from July 20, 2011 (Date of Inception) through July 31, 2011.

The Company has not recognized an income tax benefit for the period based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2012.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.

As of July 31, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of July 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

On July 9, 2012, Melanie Maute, Director, Chief Executive Officer (“CEO”) and Secretary of Aristocrat Group Corp (the “Company”), resigned from all positions held with the Company, including as a director of the Company. There was no disagreement between the Company and Ms. Maute at the time of her resignation from the Company.

Also on July 9, 2012, the Company appointed Cindy Morrissey as director, CEO and president to replace Ms. Maute. Ms. Morrissey will serve as a director until her successor has been elected at the next annual meeting of the Company’s shareholders. Ms. Morrissey has not been appointed to any committees of the Board as the Board does not presently have any committees.

Our sole Officer and Director will serve until her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his successor(s) is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Cindy Morrissey	66	President, Secretary/Treasurer
495 Grand Blvd. Suite 206		Chief Executive Officer
Miramar Beach, FL 32550		Principal Financial Officer and Sole Director

The person named above has held his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Business Experience

CINDY MORRISSEY, CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR

A seasoned executive, Ms. Morrissey brings a wealth of experience in business development, corporate strategy and management to the Company. As CEO, Ms. Morrissey brings a wealth of experience as both an executive for small-cap start-up companies and as a medical professional to Aristocrat Group Corp. Her education in nursing and business administration led to a position as a skilled triage emergency room nurse for several years before gaining 20 years of extensive experience in clinic ownership, management and development and was the former CEO of My Healthy Access Clinics in Houston. She revised and revamped the entire clinic structure and business plan and the company was renamed Walk-In Telemedicine Healthcare Clinics which through her leadership and innovations, became the first in the nation to introduce telemedicine technology for face-to-face doctor/patient consultations into a clinic setting. Most recently, she was the CEO of Emerging Healthcare Solutions, Inc., a start-up company, focusing on investing in medical devices and research all over the world. She is a well-established senior executive with leadership skills and experience in many fields of operation.

Previously, she was a real estate entrepreneur and developer and established a contracting company for the construction and development of multi-million dollar commercial projects, subdivisions and apartment complexes. At the time she sold the company, she was managing a team of 47 employees and overseeing all daily operations and projects.

Ms. Morrissey does not have a written employment agreement or other compensatory agreement in place with the Company. She will be paid $10,000 per month for her services to the Company.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

Ms. Morrissey is paid $10,000 per month for her services to the Company. She does not have a written employment agreement or other compensatory agreement in place with the Company.

The table below summarizes all compensation awarded to, earned by, or paid to our named sole Officer and Director for all services rendered in all capacities to us for the period from inception (July 20, 2011) through July 31, 2012.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Cindy Morrissey, CEO	2011	$5,000	0	0	0	0	0	0	$5,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2012.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Cindy Morrissey	—	—	—	—	—	—	—	—	—

There were no grants of stock options since inception to the date of this disclosure.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Company has not adopted any stock option plans. We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of our outstanding shares of common stock for that purpose.

OPTIONS GRANTS DURING THE LAST FISCAL YEAR / STOCK OPTION PLANS

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights (known as SARs) or freestanding SARs have been made to our Sole Director and Officer since our inception; accordingly, no stock options have been granted or exercised by our Sole Director and Officer since we were founded.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole Officer and Director since our inception; accordingly, no stock options have been granted or exercised by our sole Officer and Director since we were founded.

LONG-TERM INCENTIVE PLANS AND AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to our sole Officer and Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our Sole Director and Officer or employees or consultants since we were founded.

COMPENSATION OF DIRECTORS

Our sole Officer and Director is not compensated by us for acting as such. He is reimbursed for reasonable out-of-pocket expenses incurred.

There are no arrangements pursuant to which our sole Officer and Director is or will be compensated in the future for any services provided as a Director.

We do not have any agreements for compensating our Directors for their services in their capacity as Directors, although such Directors are expected in the future to receive compensation for their services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are no compensation plans or arrangements, including payments to be made by us, with respect to Ms. Morrissey that would result from her resignation, retirement or any other termination. There are no arrangements for Directors, Officers or Employees that would result from a change-in-control.

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our sole Officer and Director for all services rendered in all capacities to us for the year ended July 31, 2012.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cindy Morrissey	0	0	0	0	0	0	0

At this time, we have not entered into any employment agreements with our sole Officer and Director. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our sole Officer and Director or future key staff members.

Certain Relationships and Related Transactions, and Director Independence

On July 20, 2011 we issued 45,000,000 shares of our common stock to our sole director and officer at $0.0002 per share for aggregate proceeds of $9,000.

DIRECTOR INDEPENDENCE

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of October 31, 2012, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of October 31, 2012, there were 62,250,000 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

	Shareholder	45,000,000	72%

Cindy Morrissey	Sole Director and CEO	-nil-	0.0%

All Officers and Directors as a group (total of 1)		-nil-	0.0%

(1)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On July 20, 2011, we issued 45,000,000 shares of our common stock to our sole director and officer at $0.0002 per share for aggregate proceeds of $9,000.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Fees and Services.

The following is a summary of the fees billed to the Company by its independent accountants, Peter Messineo, CPA, for the year ended July 31, 2012:

Fee Category	2012

Audit Fees	$3,200

Audit-Related Fees (1)	—

Tax Fees (2)	—

All Other Fees (3)	—

Total Fees	$3,200

Notes to the Accountants Fees Table:

(1)

Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Peter Messineo, CPA described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Articles of Incorporation of ARISTOCRAT GROUP CORP. (1)
3.2	Bylaws of ARISTOCRAT GROUP CORP. (1)
14.1	Code of Ethics. (1)
31.1	Section 302 Certification *
32.1	Section 906 Certification *
101	XBRL Interactive Data **

(1)	Incorporated by reference to the Company’s Form S-1 filed August 25, 2011
*	Filed herewith
**	To be furnished by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012	Aristocrat Group Corp.

By: /s/ Cindy Morrissey
Cindy Morrissey
Chairman of the Board
Chief Executive Officer
Principal Financial Officer