Form 10-K/A
period 2012-07-31
ARISTOCRAT GROUP CORP.
filed 2012-12-06
CIK 1527027

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Aristocrat Group Corp.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended September 30, 2012 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Articles of Incorporation of ARISTOCRAT GROUP CORP. (1)
3.2	Bylaws of ARISTOCRAT GROUP CORP. (1)
14.1	Code of Ethics. (1)
31.1	Section 302 Certification *
32.1	Section 906 Certification *
101	XBRL Interactive Data **

(1)	Incorporated by reference to the Company’s Form S-1 filed August 25, 2011
*	Previously filed
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 6, 2012	Aristocrat Group Corp.

By: /s/ Cindy Morrissey
Cindy Morrissey
Chairman of the Board
Chief Executive Officer
Principal Financial Officer