Form 10-Q
period 2012-10-31
ARISTOCRAT GROUP CORP.
filed 2012-12-28
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

(850) 269-7208

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 62,250,000 shares of common stock are issued and outstanding as of December 19, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aristocrat Group Corp.

(A Development Stage Company)

Balance Sheets

	October 31, 2012	July 31, 2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,059	$1,243
Total current assets	1,059	1,243

TOTAL ASSETS	$1,059	$1,243

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$4,835	$2,453
Advances payable	53,970	6,665
Total liabilities	58,805	9,118

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 250,000,000 shares authorized, 62,250,000 shares issued and outstanding	$6,225	$6,225
Additional paid-in capital	37,275	37,275
Deficit accumulated during the development stage	(101,246)	(51,375)
Total Stockholders’ equity (deficit)	(57,746)	(7,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,059	$1,243

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			For the Period
			from Inception
			July 20, 2011
	Three months ended October 31,		to
	2012	2011	October 31, 2012

REVENUES	$—	$—	$—

EXPENSES
General and administrative	49,871	3,154	101,246

Loss Before Income Taxes	$(49,871)	$(3,154)	$(101,246)

Provision for Income Taxes	—	—	—

Net Loss	$(49,871)	$(3,154)	$(101,246)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted average common shares outstanding	62,250,000	45,000,000

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – July 20, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.0002 per share (par value $0.0001) on July 20, 2011	45,000,000	4,500	4,500	—	9,000

Net loss	—	—	—	(100)	(100)

Balance – July 31, 2011	45,000,000	4,500	4,500	(100)	8,900

Issuance of common stock for cash, December 6, 2011, $0.002 per share	17,250,000	1,725	32,775	—	34,500

Net loss	—	—	—	(51,275)	(51,275)

Balance – July 31, 2012 (audited)	62,250,000	6,225	37,275	(51,375)	(7,875)

Net loss (unaudited)	—	—	—	(49,871)	(49,871)

Balance – October 31, 2012 (unaudited)	62,250,000	6,225	37,275	(101,246)	(57,746)

On May 1, 2012, the Company effected a five-for-one forward stock split. All share and per share amounts have been retroactively restated to reflect the split.

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three months ended October 31,		For the period from Inception (July 20, 2011) through October 31,
	2012	2011	2012

OPERATING ACTIVITIES

Net Loss	$(49,871)	$(3,154)	$(101,246)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	2,382	600	4,835
Net cash used in operating activities	(47,489)	(2,554)	(96,411)

FINANCING ACTIVITIES
Common stock issued for cash	—	—	43,500
Proceeds from advances	47,305	—	53,970
Net cash provided by financing activities	47,305	—	97,470

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(184)	(2,554)	1,059

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,243	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,059	$6,346	$1,059

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2012)

(unaudited)

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended October 31, 2012, the Company had a net loss of $49,871 and had net cash used in operating activities of $47,489. As of October 31, 2012, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended October 31, 2012 are not necessarily indicative of the results for the full fiscal year ending July 31, 2013.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2012)

(unaudited)

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

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2012)

(unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

At inception, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(October 31, 2012)

(unaudited)

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Aristocrat Group Corp. is a development stage company and was incorporated in Florida on July 20, 2011 to open Prenatal-Postpartum Supercare Centers (“Supercare Centers”) in target areas across the United States. The Supercare Centers will provide women who are planning to start a family, are pregnant or have recently had a baby, with a one-stop destination offering pregnancy, childbirth and parenting educational classes, nutritional counseling health and fitness classes and training and spa services, internet shopping for women’s and infant’s products related to pregnancy though the first year of the infant’s life.  We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

Through September 30, 2012 the Company has been in the development stage and has not carried on any significant operations nor generated any revenues under the current business plan of opening Supercare Centers in target areas across the United States. This has raised substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations

The following discussion should be read in conjunction with the financial statements in conjunction with the Company’s Form 10-K. Results or interim periods may not be indicative of results for the full year.

The Company did not generate any revenue during the three months ended October 31, 2012.

General and administrative expenses for the three months ended October 31, 2012 were $49,871 resulting in an operating loss for the period of $49,871. Basic net loss per share was $0.00 for the three months ended October 31, 2012. General and administrative expenses for the three months ended October 31, 2011 were $3,154. General and administrative expenses increased over the prior year as a result of the Company’s increased efforts to begin implementing its business plan.

Liquidity and Capital Resources

At October 31, 2012 we had cash on hand of $1,059 and negative working capital of $57,746.  Net cash used in operating activities for the three months ended October 31, 2012 was $47,489. Cash on hand is adequate to fund our operations for less than one month.  We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan.  There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q (1).

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1) To be furnished by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: December 28, 2012	BY: /s/ Cindy Morrissey
Cindy Morrissey
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director