Form 10-Q
period 2013-01-31
ARISTOCRAT GROUP CORP.
filed 2013-03-18
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 62,250,000 shares of common stock are issued and outstanding as of March 11, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Aristocrat Group Corp. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aristocrat Group Corp.

(A Development Stage Company)

Balance Sheets

	January 31, 2013	July 31, 2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,478	$1,243
Total current assets	42,478	1,243

TOTAL ASSETS	$42,478,	$1,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$60,459	$2,453
Advances payable	167,075	6,665
Total current liabilities	227,534	9,118

TOTAL LIABILITIES	227,534	9,118

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 250,000,000 shares authorized, 62,250,000 shares issued and outstanding, respectively	$6,225	$6,225
Additional paid-in capital	37,275	37,275
Deficit accumulated during the development stage	(228,556)	(51,375)
Total Stockholders’ Deficit	(185,056)	(7,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,478	$1,243

The accompanying notes are an integral part of these unaudited financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					For the Period
	Three months ended		Six months ended		from Inception
	January 31,		January 31,		July 20, 2011 to
	2013	2012	2013	2012	January 31, 2013

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General and administrative	127,310	12,993	177,181	16,047	228,556

Net loss from operations	(127,310)	(12,993)	(177,181)	(16,047)	(228,556)

Net Loss	$(127,310)	$(12,993)	$(177,181)	$(16,047)	$(228,556)

Net loss per common share:
- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	62,250,000	51,133,335	62,250,000	57,266,665

The accompanying notes are an integral part of these unaudited financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – July 20, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.0002 per share (par value $0.0001) on July 20, 2011	45,000,000	4,500	4,500	—	9,000

Net loss	—	—	—	(100)	(100)

Balance – July 31, 2011	45,000,000	4,500	4,500	(100)	8,900

Issuance of common stock for cash, December 6, 2011, $0.002 per share	17,250,000	1,725	32,775	—	34,500

Net loss	—	—	—	(51,275)	(51,275)

Balance – July 31, 2012 (audited)	62,250,000	6,225	37,275	(51,375)	(7,875)

Net loss (unaudited)	—	—	—	(177,181)	(177,181)

Balance – January 31, 2013	62,250,000	$6,225	$37,275	$(228,556)	$(185,056)

On May 1, 2012, the Company effected a five-for-one forward stock split. All share and per share amounts have been retroactively restated to reflect the split.

The accompanying notes are an integral part of these unaudited financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six months ended January 31,		For the period from Inception (July 20, 2011) through January 31,
	2013	2012	2013

OPERATING ACTIVITIES:

Net Loss	$(177,181)	$(16,047)	$(228,556)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	58,006	600	60,459
Net cash used in operating activities	(119,175)	(15,447)	(168,097)

FINANCING ACTIVITIES:
Common stock issued for cash	—	34,500	43,500
Proceeds from advances	160,410	—	167,075
Net cash provided by financing activities	160,410	34,500	210,575

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,235	19,053	42,478

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,243	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,478	$27,953	$42,478

Supplemental Cash Flow Disclosures:
Cash paid for Interest expense	$—	$—	$—
Cash paid for Income taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(January 31, 2013)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

We are a development stage company and were incorporated in the State of Florida on July 20, 2011, as a for-profit company, and an established fiscal year end of July 31. We have not established any business operations and have not achieved any revenues. The development of our business has been limited to organizational matters, the preparation of our business plan, and the preparation of the financial statements and other information presented in this Prospectus. Our ability to establish operations is entirely dependent on our ability to raise sufficient financing to execute our business plan; however, there is no guarantee that we will be successful in this regard. Furthermore, if we successfully establish operations, there is no guarantee that there will be a significant market for our services or that we will achieve significant revenues, if any.

On December 31, 2012, the Company received written notice of the resignation of Cindy Morrissey as Chairman, President and Director of the Company, effective as of January 1, 2013.  On December 31, 2012, the Board of Directors appointed Robert Federowicz to be President and Chief Executive Officer of the Company to fill the outstanding vacancies.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2013, the Company had not emerged from the development stage and has generated net losses since inception of $228,556.  The Company has not generated positive cash flow from operations and does not expect to do so in the near future.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the fiscal year ended July 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended January 31, 2013 are not necessarily indicative of the results for the full fiscal year ending July 31, 2013.

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $42,478 and $1,243 at January 31, 2013 and July 31, 2012, respectively.

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common Shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

On May 1, 2012, the Company effected a five-for-one forward stock split. All share and per share amounts have been retroactively restated to reflect the forward split.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of January 31, 2013 or July 31, 2012.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Advertising

The Company expenses advertising as general and administrative expense when incurred. Advertising expense for the six months ended January 31, 2013 and 2012 was $14,324 and $-, respectively.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost. The Company intends to follow ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

The Company has 250,000,000 shares authorized with a par value of $0.0001.

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

NOTE 5. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

Through January 31, 2013 the Company has been in the development stage and has not carried on any significant operations nor generated any revenues under the current business plan of opening Supercare Centers in target areas across the United States. This has raised substantial doubt about the ability of the Company to continue as a going concern.

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

Plan of Operations

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended July 31, 2012 on Form 10-K.

Results of Operations

The following discussion should be read in conjunction with the financial statements in conjunction with the Company’s Form 10-K. Results or interim periods may not be indicative of results for the full year.

The Company did not generate any revenue during the six and three months ended January 31, 2013 and 2012.

Six Months Ended January 31, 2013 compared Six Months Ended January 31, 2012

General and administrative expenses for the six months ended January 31, 2013 were $177,181 as compared to $16,047 of general and administrative expenses for the six months ended January 31, 2012. The increase is primarily due to the increase in advertising and promotion as well as an increase in management and consulting fees related to implementing a business and managing a publicly traded company.  Basic net loss per share was $0.00 for the six months ended January 31, 2013 and 2012.

Three Months Ended January 31, 2013 compared Three Months Ended January 31, 2012

General and administrative expenses for the three months ended January 31, 2013 were $127,310 as compared to General and administrative expenses of $12,993. General and administrative expenses increased over the prior period as a result of the Company’s increased efforts to begin implementing its business plan. Basic net loss per share was $0.00 for the three months ended January 31, 2013 and 2012.

Liquidity and Capital Resources

At January 31, 2013 we had cash on hand of $42,478 and negative working capital of $185,056 compared to cash on hand of $27,953 and negative working capital of $27,353 as of January 31, 2012.  Net cash used in operating activities for the six months ended January 31, 2013 and 2012 was $119,175 and $15,447, respectively. Net cash provided by financing was $160,410 and $34,500 as of January 31, 2013 and 2012, respectively.  Cash on hand is adequate to fund our operations for less than one month.  We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan.  There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of January 31, 2013.

Off-balance Sheet Arrangements.

The company has no off-balance sheet arrangements as of January 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of January 31, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of January 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

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

Aristocrat Group Corp.

Date: March 18, 2013	BY: /s/ Robert Federowicz
Robert Federowicz
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director