Form 10-Q
period 2013-04-30
ARISTOCRAT GROUP CORP.
filed 2013-06-19
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 62,250,000 shares of common stock are issued and outstanding as of June 14, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have not been reviewed by our Independent Registered Public Accounting Firm.

Aristocrat Group Corp.

(A Development Stage Company)

Balance Sheets

	April 30, 2013	July 31, 2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$112,539	$1,243
Prepaid expenses	29,000	—
Total current assets	141,539	1,243

TOTAL ASSETS	$141,539	$1,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$55,705	$2,453
Advances payable	282,365	6,665
Total current liabilities	338,070	9,118

Convertible note payable, net of discount of $160,209 and $-, respectively	8,239	—

TOTAL LIABILITIES	346,309	9,118

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 250,000,000 shares authorized, 62,250,000 shares issued and outstanding, respectively	$6,225	$6,225
Additional paid-in capital	204,350	37,275
Deficit accumulated during the development stage	(415,345)	(51,375)
Total Stockholders’ Deficit	(204,770)	(7,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$141,539	$1,243

The accompanying notes are an integral part of these unaudited financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					For the Period
	Nine months ended		Three months ended		from Inception
	April 30,		April 30,		July 20, 2011 to
	2013	2012	2013	2012	April 30, 2013

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General and administrative	355,731	30,630	178,550	16,133	407,106

Net loss from operations	(355,731)	(30,630)	(178,550)	(16,133)	(407,106)

Other income (expense)
Interest expense	(8,239)	—	(8,239)	—	(8,239)

Net Loss	$(363,970)	$(30,630)	$(186,789)	$(16,133)	$(415,345)

Net loss per common share:
- basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	62,250,000	54,373,350	62,250,000	62,250,000

The accompanying notes are an integral part of these unaudited financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – July 20, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.0002 per share (par value $0.0001) on July 20, 2011	45,000,000	4,500	4,500	—	9,000

Net loss	—	—	—	(100)	(100)

Balance – July 31, 2011	45,000,000	4,500	4,500	(100)	8,900

Issuance of common stock for cash, December 6, 2011, $0.002 per share	17,250,000	1,725	32,775	—	34,500

Net loss	—	—	—	(51,275)	(51,275)

Balance – July 31, 2012 (audited)	62,250,000	6,225	37,275	(51,375)	(7,875)

Discount on convertible note payable	—	—	167,075	—	167,075

Net loss (unaudited)	—	—	—	(363,970)	(363,970)

Balance – April 30, 2013	62,250,000	$6,225	$204,350	$(415,345)	$(204,770)

On May 1, 2012, the Company effected a five-for-one forward stock split. All share and per share amounts have been retroactively restated to reflect the split.

The accompanying notes are an integral part of these unaudited financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine months ended April 30,		For the period from Inception (July 20, 2011) through April 30,
	2013	2012	2013

OPERATING ACTIVITIES:

Net Loss	$(363,970)	$(30,630)	$(415,345)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	6,866	—	6,866
Changes in Operating Assets and Liabilities:
Prepaid expenses	(29,000)	—	(29,000)
Accounts payable and accrued liabilities	53,252	600	55,705
Accrued interest payable	1,373	—	1,373
Net cash used in operating activities	(331,479)	(30,030)	(380,401)

FINANCING ACTIVITIES:
Common stock issued for cash	—	34,500	43,500
Proceeds from advances	442,775	—	449,440
Net cash provided by financing activities	442,775	34,500	492,940

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,296	4,470	112,539

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,243	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,539	$13,370	$112,539

Supplemental Cash Flow Disclosures:
Cash paid for Interest expense	$—	$—	$—
Cash paid for Income taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(April 30, 2013)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

We are a development stage company and were incorporated in the State of Florida on July 20, 2011, as a for-profit company, and an established fiscal year end of July 31. We are in the early stages of establishing our business operations and have not achieved any revenues.

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

On January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly-owned subsidiary. Top Shelf will be focused on developing our distilled spirits line of business.

On December 31, 2012, the Company received written notice of the resignation of Cindy Morrissey as Chairman, President and Director of the Company, effective as of January 1, 2013.  On December 31, 2012, the Board of Directors appointed Robert Federowicz to be President and Chief Executive Officer of the Company to fill the outstanding vacancies.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2013, the Company had not emerged from the development stage and has generated net losses since inception of $415,345.  The Company has not generated positive cash flow from operations and does not expect to do so in the near future.  Current liabilities exceeded current assets by $196,531 as of April 30, 2013. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs from borrowings until such time that funds provided by operations are sufficient to fund working capital requirements. The Company has no commitment from a lender to provide funds and there is no guarantee that funds will be available to the Company when needed or that, if available, they are on terms which are acceptable to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have not been reviewed by our Independent Registered Public Accounting Firm.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. See Note 2 regarding the assumption that the Company is a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts Aristocrat Group Corp. and our wholly-owned subsidiaries, Aristocrat Brands LLC and Top Shelf Distributing LLC.  All material intercompany accounts and transactions are eliminated in consolidation.

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

The results of operations for the nine month period ended April 30, 2013 are not necessarily indicative of the results for the full fiscal year ending July 31, 2013.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $112,539 and $1,243 at April 30, 2013 and July 31, 2012, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of April 30, 2013 or July 31, 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Advertising

The Company expenses advertising as general and administrative expense when incurred. Advertising expense for the nine months ended April 30, 2013 and 2012 was $73,738 and $-, respectively.

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

NOTE 4. CONVERTIBLE NOTE PAYABLE

On March 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $167,075 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on March 31, 2015.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.02 per share. The balance of the Convertible Promissory Note is $167,075 as of April 30, 2013.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $167,075. The discount is being amortized over the life of the note using the straight-line method which approximates the effective interest method.

During the nine months ended April 30, 2013, the Company received advances in the amount of $442,775 for working capital. These advances are non-interest bearing and payable on demand.

NOTE 5. STOCKHOLDERS’ EQUITY

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

NOTE 6. SUBSEQUENT EVENTS

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

Through April 30, 2013 the Company has been in the development stage and has not carried on any significant operations nor generated any revenues under the current business plan of opening Supercare Centers in target areas across the United States. This has raised substantial doubt about the ability of the Company to continue as a going concern.

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

The Company did not generate any revenue during the six and three months ended April 30, 2013 and 2012.

Nine Months Ended April 30, 2013 compared to the Nine Months Ended April 30, 2012

General and administrative expenses for the nine months ended April 30, 2013 were $355,731 as compared to $30,630 of general and administrative expenses for the nine months ended April 30, 2012. The increase is primarily due to the increase in salaries, brand development and operating costs. These increases are the result of the Company beginning to implement its business plan.

We incurred interest expense of $8,239 during the nine months ended April 30, 2013 as a result of accrued interest on the convertible note payable and amortization of discount on the same note.

Basic and diluted net loss per share were $0.01 and $0.00 for the nine months ended April 30, 2013 and 2012, respectively.

Three Months Ended April 30, 2013 compared to the Three Months Ended April 30, 2012

General and administrative expenses for the three months ended April 30, 2013 were $178,550 as compared to $16,133 for the comparable period of 2012. The increase is primarily due to the increase in salaries, brand development and operating costs. These increases are the result of the Company beginning to implement its business plan.

We incurred interest expense of $8,239 during the three months ended April 30, 2013 as a result of accrued interest on the convertible note payable and amortization of discount on the same note.

Basic and diluted net loss per share were $0.00 and $0.00 for the three months ended April 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

At April 30, 2013 we had cash on hand of $112,539 and negative working capital of $196,531. Net cash used in operating activities for the nine months ended April 30, 2013 was $331,479. Cash on hand is adequate to fund our operations for less than three months.  We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan.  There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of April 30, 2013.

Off-balance Sheet Arrangements.

The company has no off-balance sheet arrangements as of April 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q (1)

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1) To be furnished by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: June 19, 2013	BY: /s/ Robert Federowicz
Robert Federowicz
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director