Form 10-Q/A
period 2013-04-30
ARISTOCRAT GROUP CORP.
filed 2013-07-08
CIK 1527027

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 62,250,000 shares of common stock are issued and outstanding as of June 30 , 2013.

EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended April 30, 2013 (“Form 10-Q”) is to remove all references which stated that the financial statements included in this report had not been reviewed by our Independent Registered Public Accounting Firm. In addition, we have added a disclosure in the notes to the condensed consolidated financial statements describing prepaid expenses.

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

Condensed Consolidated Balance Sheets

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aristocrat Group Corp.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(April 30, 2013)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

We are a development stage company and were incorporated in the State of Florida on July 20, 2011, as a for-profit company, with an established fiscal year end of July 31. We are in the early stages of establishing our business operations and have not earned any revenues.

The Board of Directors believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company. Thus, the Board of Directors approved adding a second business to the Company’s business plan:   Luxuria Brands, a focused brand management company.  The Luxuria Brands and Supercare Centers business lines will be operated under two separate divisions of Aristocrat Group Corp.  Although the Supercare Centers will continue to be a business line, the primary focus from this point forward will be on Luxuria Brands.

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

Principles of Consolidation

The consolidated financial statements include the accounts Aristocrat Group Corp. and our wholly-owned subsidiaries, Luxuria Brands LLC and Top Shelf Distributing LLC.  All material intercompany accounts and transactions are eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

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

NOTE 4. PREPAID EXPENSE

Prepaid expense consists solely of a retainer paid to a vendor for bottle design in preparation for the launch of our distilled spirits product.

NOTE 5 . CONVERTIBLE NOTE PAYABLE

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

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $167,075. The discount is being amortized over the life of the note using the straight-line method which approximates the effective interest method.  During the nine months ended April 30, 2013, the Company recognized interest expense in the amount of $ 6,266 as a result of amortization of the discount on the convertible note payable . As of April 30, 2013, the balance of the discount was $160,209. Accrued interest at April 30, 2013 totaled $1,373 .

NOTE 6 . STOCKHOLDERS’ EQUITY

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

NOTE 7 . SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION S

Overview

Aristocrat Group Corp. is a development stage company and was incorporated in Florida on July 20, 2011 to open Prenatal-Postpartum Supercare Centers (“Supercare Centers”) in target areas across the United States. The Supercare Centers will provide women who are planning to start a family, are pregnant or have recently had a baby, with a one-stop destination offering pregnancy, childbirth and parenting educational classes, nutritional counseling health and fitness classes and training and spa services, internet shopping for women’s and infant’s products related to pregnancy though the first year of the infant’s life.   In accordance with ASC 915, Development Stage Entities, we are considered to be in the development stage as we are devoting substantially all our efforts to establishing the business and planned principal operations have not commenced.

Through April 30, 2013 the Company has been in the development stage and has not carried on any significant operations nor generated any revenues under the current business plan of opening Supercare Centers in target areas across the United States. This has raised substantial doubt about the ability of the Company to continue as a going concern.

The Board of Directors believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company. Thus, the Board of Directors approved adding a second business to the Company’s business plan:   Luxuria Brands, a focused brand management company.  The Luxuria Brands and Supercare Centers business lines will be operated under two separate divisions of Aristocrat Group Corp.  Although the Supercare Centers will continue to be a business line, the primary focus from this point forward will be on Luxuria Brands.

Plan of Operations

The new business line’s goal will be to identify and promote unique brands that have a mass market appeal across a diverse demographic.  Some of the biggest brand management companies are multi-nationals with billion dollar market caps, such as: Limited Brands, which owns Victoria’s Secret, LVMH which owns Moet Chandon, Hennessy and Louis Vuitton.  The approach by Luxuria Brands will be to select product opportunities that have the largest audience and broad market appeal.

Luxuria Brands will initially concentrate on the distilled spirits industries, with a focus on the Vodka segment.  As a core direction, beverage alcohol marketing can be used as a platform to promote other business segments of the Company, such as event promotion. Vodka accounts for almost one quarter of all distilled spirits sales and continues to grow.  Selecting the distilled spirits sector enables Aristocrat to enter into a large diverse market with broad appeal and several similar supporting categories, such as the spirit industry and the music industry.  These two sectors are easily linkable and present many original opportunities for partnership, sponsorship and brand awareness activities.

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

The Company did not generate any revenue during the nine and three months ended April 30, 2013 and 2012.

Nine Months Ended April 30, 2013 compared to the Nine Months Ended April 30, 2012

General and administrative expenses for the nine months ended April 30, 2013 were $355,731 as compared to $30,630 of general and administrative expenses for the nine months ended April 30, 2012. The increase is primarily due to the increase in salaries, brand development and operating costs. These increases are the result of the Company beginning to implement its new business plan.

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

Off-balance Sheet Arrangements.

The company has no off-balance sheet arrangements as of April 30, 2013 and July 31, 2012.

Capital Resources.

We had no material commitments for capital expenditures as of April 30, 2013 and July 31, 2012 .

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

Not Applicable .

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

Aristocrat Group Corp.

Date: July 8, 2013	BY: /s/ Robert Federowicz
Robert Federowicz
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director