Form 10-K
period 2013-07-31
ARISTOCRAT GROUP CORP.
filed 2013-11-13
CIK 1527027

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Yes   ☑     No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2013, based on the closing price of $0.75 per share, was $12,937,500. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 62,250,000 shares of the registrant’s common stock issued and outstanding as of November 13, 2013.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of July 31, 2013, we have one employee. We do not have any employment agreements with this employee.

We do not presently have pension, health insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Executive Offices

Our executive offices are located at 495 Grand Blvd., Suite 206, Miramar Beach, FL 32550.  We rent office space on a month-to-month basis.  We also rent office and warehouse space at a building in Houston, TX pursuant to a non-cancelable lease that expires July 1, 2015.

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

	High	Low
Fiscal Year Ended July 31, 2012
Quarter ended April 30, 2012	$0.02	$0.02
Quarter ended July 31, 2012	$1.02	$0.02

Fiscal Year Ended July 31, 2013
Quarter ended October 31, 2012	$2.15	$1.00
Quarter ended January 31, 2013	$1.75	$0.52
Quarter ended April 30, 2013	$1.11	$0.25
Quarter ended July 31, 2013	$0.67	$0.22

Holders

As of the date of this filing, there were 16 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on November 12, 2013, as quoted by OTC Markets Group, Inc., was $0.19.

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

There were 62,250,000 shares of common stock issued and outstanding as of November 12, 2013. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

During the year ended July 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Going Concern

We incurred a net loss of $517,371 for the year ended July 31, 2013. Net cash used by operating activities for the year ended July 31, 2013 was $473,420. We do not anticipate having positive net income in the immediate future.   These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the year ended July 31, 2013 compared to the year ended July 31, 2012

General and administrative expenses

We recognized general and administrative expenses in the amount of $483,864 and $51,275 for the years ended July 31, 2013 and 2012, respectively. The increase in general and administrative expenses was the result of the increased operations of the Company as a result of beginning to implement our business plan.

Liquidity and Capital Resources

As of July 31, 2013, current assets were $293,762 and current liabilities were $619,794. Our net working capital deficit as of July 31, 2013 was $326,032.

Net cash used by operating activities for the year ended July 31, 2013 was $473,420 as compared to $48,822 for the year ended July 31, 2012. Net cash provided by financing activities for the year ended July 31, 2013 was $677,330 as compared to $41,165 for the year ended July 31, 2012.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aristocrat Group Corp.

(A Development Stage Company)

Miramar Beach, Florida

We have audited the accompanying consolidated balance sheet of Aristocrat Group Corp. as of July 31, 2013, and the related consolidated statements of operations, stockholders’ deficit , and cash flows for the year then ended and for the period from July 20, 2011 (inception) to July 31, 2013.  Aristocrat Group Corp.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements for the period from July 20, 2011 (inception) through July 31, 2012 were audited by other auditors whose report expressed an unqualified opinion on those financial statements.  The financial statements for the period July 20, 2011 (inception) through June 30, 2012 include a net loss of $51,375.  Our opinion on the consolidated financial statements for the period from July 20, 2011 (inception) through July 31, 2013, insofar as it relates to amounts from July 20, 2011 (inception) through July 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aristocrat Group Corp. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from July 20, 2011 (inception) through July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Aristocrat Group Corp. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Aristocrat Group Corp. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

November 13, 2013

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Aristocrat Group Corp.:

I have audited the balance sheets of Aristocrat Group Corp. as of July 31, 2012 and the related statement of operations, changes in stockholder’s equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Aristocrat Group Corp. as of July 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

November 14, 2012

Aristocrat Group Corp.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	July 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$205,153	$1,243
Prepaid expenses	88,609	—
Total current assets	293,762	1,243

Security deposit	1,367	—

TOTAL ASSETS	$295,129	$1,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$102,874	$2,453
Advances payable	516,920	6,665
Total current liabilities	619,794	9,118

Accrued interest payable	5,584	—
Convertible note payable, net of discount of $139,153	27,922	—

TOTAL LIABILITIES	653,300	9,118

Stockholders’ Deficit:
Common stock: 250,000,000 authorized; $0.0001 par value 62,250,000 shares issued and outstanding	6,225	6,225
Additional paid in capital	204,350	37,275
Deficit accumulated during development stage	(568,746)	(51,375)

TOTAL STOCKHOLDERS’ DEFICIT	(358,171)	(7,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$295,129	$1,243

The accompanying notes are an integral part of these consolidated financial statements.

Aristocrat Group Corp.

(A Development Stage Enterprise)

Consolidated Statements of Operations

	Year Ended July 31,		Period from inception (July 20, 2011) through July 31, 2013
	2013	2012

EXPENSES
General and administrative expense	$483,864	$51,275	$535,239

Loss from operations	(483,864)	(51,275)	(535,239)

Interest expense	(33,507)	—	(33,507)

Net loss	$(517,371)	$(51,275)	$(568,746)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	62,250,000	56,217,215

The accompanying notes are an integral part of these consolidated financial statements.

Aristocrat Group Corp.

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, July 20, 2011	—	$—	$—	$—	$—

Issuance of common stock to founder for cash, July 20, 2011, $0.0002 per share	45,000,000	4,500	4,500	—	9,000
Net loss	—	—	—	(100)	(100)

Balance, July 31, 2011	45,000,000	4,500	4,500	(100)	8,900

Issuance of common stock for cash, December 6, 2011, $0.002 per share	17,250,000	1,725	32,775	—	34,500
Net loss	—	—	—	(51,275)	(51,275)

Balance, July 31, 2012	62,250,000	6,225	37,275	(51,375)	(7,875)

Discount on issuance of convertible note payable	—	—	167,075	—	167,075
Net loss	—	—	—	(517,371)	(517,371)

Balance, July 31, 2013	62,250,000	$6,225	$204,350	$(568,746)	$(358,171)

The accompanying notes are an integral part of these consolidated financial statements.

Aristocrat Group Corp.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	Year Ended July 31,		Period from inception (July 20, 2011) through July 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(517,371)	$(51,275)	$(568,746)
Adjustment to reconcile net loss to net cash used in operations:
Amortization of discount on convertible note payable	27,922	—	27,922
Changes in assets and liabilities:
Prepaid expenses	(88,609)	—	(88,609)
Security deposit	(1,367)	—	(1,367)
Accounts payable and accrued expenses	100,421	2,453	102,874
Accrued interest payable	5,584	—	5,584
Net cash used in operating activities	(473,420)	(48,822)	(522,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	34,500	43,500
Proceeds from advances	677,330	6,665	683,995
Net cash provided by financing activities	677,330	41,165	727,495

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	203,910	(7,657)	205,153

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,243	8,900	—
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$205,153	$1,243	$205,153

Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-cash financing transaction:
Refinancing of advances into convertible note payable	$167,075	$—	$167,075
Debt discount on convertible note payable	$167,075	$—	$167,075

The accompanying notes are an integral part of these consolidated financial statements.

Aristocrat Group Corp.

(A Development Stage Corporation)

Notes to Consolidated Financial Statements

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

We are a development stage company and were incorporated in the State of Florida on July 20, 2011, as a for-profit company, and established a fiscal year end of July 31. We have not established any business operations and have not achieved any revenues. The development of our business has been limited to organizational matters, the preparation of our business plan, and the preparation of the financial statements. Our ability to establish operations is entirely dependent on our ability to raise sufficient financing to execute our business plan, however, there is no guarantee that we will be successful in this regard. Furthermore, if we successfully establish operations, there is no guarantee that there will be a significant market for our services or that we will achieve significant revenues, if any.

The Board of Directors believe that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company. Thus, the Board of Directors approved adding a second business to the Company’s business plan:  Aristocrat Brands, a focused brand management company.  The Aristocrat Brands and Supercare Centers business lines will be operated under two separate divisions of Aristocrat Group Corp.  Although the Supercare Centers will continue to be a business line, the primary focus from this point forward will be on Aristocrat Brands.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended July 31, 2013, the Company had an accumulated deficit since inception of $568,746. As of July 31, 2013, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  Its activities to date have been limited to capital formation, organization, and development of its business.

Principles of Consolidation

The consolidated financial statements include the accounts Aristocrat Group Corp. and our wholly-owned subsidiaries, Aristocrat Brands LLC and Top Shelf Distributing LLC.  All intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Common Share

The basic earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common Shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

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

For financial statement purposes, we recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  The Company has not recognized any penalties or interest related to income tax obligations.

Financial Instruments

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include, prepaid expenses, accounts payable and accrued expenses, and convertible note payable. The fair value of the Company’s convertible notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Advertising

The Company expenses advertising as incurred.  During the years ending July 31, 2013 and 2012, the Company incurred $40,000 and $0, respectively, of advertising expenses.

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

Subsequent Events

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. PREPAID EXPENSES

At July 31, 2013, prepaid expenses consist of $82,010 paid to a vendor to manufacture distilled spirits which the Company intends to sell, and $6,599 of prepaid rent and consulting.

NOTE 4. ADVANCES

During the year ended July 31, 2013, the Company received working capital advances in the amount of $677,330.  These advances are non-interest bearing and payable upon demand.  A portion of the advances were refinanced into interest-bearing convertible promissory notes in March 2013 (See Note 5) and the remaining portion was converted to a note payable subsequent to year end (See Note 9). The lender of these advances is the same lender of the convertible promissory notes discussed in Notes 5 and 9. The funds were advanced to the Company through an intermediary agent which also provides certain legal, accounting and support services to the Company.

NOTE 5. CONVERTIBLE NOTE PAYABLE

On March 31, 2013, the Company signed a convertible promissory note with Vista View Ventures Inc. which refinanced non-interest bearing advances in the amount of $167,075 into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on March 31, 2015.  The holder of the note may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.02 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $167,075. The discount is being amortized over the life of the note using the effective interest method. During the year ended July 31, 2013, the Company recognized interest expense in the amount of $27,922 as a result of amortization of the discount on the convertible note payable. As of July 31, 2013, the balance of the discount was $139,153. Accrued interest at July 31, 2013 totaled $5,584 on this convertible note.

NOTE 6. EQUITY TRANSACTIONS

Common Stock

On July 20, 2011, 45,000,000 shares of common stock of the Company were issued to the founder for $0.0002 per share for cash proceeds of $9,000.

On December 6, 2011, 17,250,000 shares of common stock of the Company were issued for $0.002 per share for cash proceeds of $34,500.

On May 1, 2012, the Company effected a five-for-one forward stock split of its issued and outstanding common stock.  All share and per share amounts have been retroactively restated for the forward split.

NOTE 7. INCOME TAXES

There are no current or deferred income tax expense or benefit for the years ended July 31, 2013 and 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

	Year ended July 31,
	2013	2012

Loss carry-forward deferred tax asset	$199,000	$17,400
Valuation allowance	(199,000)	(17,400)

	$—	$—

The Company has a net operating loss carry-forward of $568,746.  The Company has not recognized an income tax benefit for the period based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 8. COMMITTMENTS

Rental expense for office operating leases was $5,030 and $0 during the years ended July 31, 2013 and 2012, respectively.  The Company has rental commitments under non-cancellable operating leases of $16,398 and $15,032 during the years ending July 31, 2014 and 2015, respectively.

NOTE 9. SUBSEQUENT EVENTS

On October 31, 2013, the Company signed a convertible promissory note which refinanced non-interest bearing advances from Vista View Ventures Inc. in the amount of $516,920 into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on October 31, 2015.  The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.02 per share. The holder of the note may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the number of shares of common stock outstanding on the conversion date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On July 26, 2013, the Company dismissed the registered independent public accountant, Messineo & Co, CPAs, LLC (“M&Co”) of Clearwater, Florida. M&Co’s report on the financial statements for the years ended July 31, 2012 and 2011, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. Our Board of Directors participated in and approved the decision to change independent accountants.

Through the period covered by the financial audit for the years ended July 31, 2012 and 2011 and through the date of dismissal, there have been no disagreements with M&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&Co would have caused them to make reference thereto in their report on the financial statements. During the years ended July 31, 2012 and 2011 and the interim period through July 26, 2013, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

Also on July 26, 2013, the Company engaged GBH CPAs, PC (“GBH”) of Houston, Texas, as its new registered independent public accountant. During the years ended July 31, 2012 and 2011 and prior to July 26, 2013 (the date of the new engagement), we did not consult with GBH regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by GBH, in either case where written or oral advice provided by GBH would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting were not effective as of July 31, 2013.

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

1.

As of July 31, 2013, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of July 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

On January 1, 2013, Cindy Morrissey, Director, Chief Executive Officer (“CEO”) and Secretary of Aristocrat Group Corp (the “Company”), resigned from all positions held with the Company, including as a director of the Company. There was no disagreement between the Company and Ms. Morrissey at the time of her resignation from the Company.

Also on January 1, 2013, the Company appointed Robert Federowicz as director, CEO and president to replace Ms. Morrissey.  Mr. Federowicz will serve as a director until his successor has been elected at the next annual meeting of the Company’s shareholders. Mr. Federowicz has not been appointed to any committees of the Board as the Board does not presently have any committees.

Our sole Officer and Director will serve until her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his successor(s) is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)

Robert Federowicz	44	President, Secretary/Treasurer
495 Grand Blvd. Suite 206		Chief Executive Officer
Miramar Beach, FL 32550		Principal Financial Officer and Sole Director

The person named above has held his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Business Experience

ROBERT FEDEROWICZ, CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR

Mr. Federowicz, age 44, brings over twenty years experience as an entrepreneur and executive in the United States and in Poland. In the early 1990s, he served as project manager and government liaison for a small private U.S. energy development company, Hart Associates, Inc., working with the Polish government to facilitate the privatization and modernization of several coal-fired power plants. In 1994, Federowicz moved to the U.S. and continued to be involved in the development of various international power projects with Coastal Power Company, a subsidiary of the Coastal Corporation. In 1999, he was appointed Chief Information Officer for Hart Energy International, where he helped lead the company’s startup and growth efforts before eventually assisting in the company’s multi-million dollar merger with the U.K.-based Commonwealth Development Corp.

From 2005 through 2009, Mr. Federowicz was an owner and operator of a fitness gym in Houston, Texas. During 2010, he served as an account executive for Screentek, Inc., a seller of LCD screen technology for laptop computers. From December 2010 to September 2011, Mr. Federowicz was the Chief Executive Officer of Obscene Jeans Corp., a designer and manufacturer of specialty fashion products. From September 2011 until December 2012, Mr. Federowicz was the Chief Executive Officer of First Titan Corp., a designer and manufacturer of instrument panels and wiring harnesses. In September 2013, he was reappointed as interim Chief Executive Officer of First Titan Corp. Since 2011, Mr. Federowicz has served as CEO of Quantum International Corp. He continues to serve in both of these positions. Mr. Federowicz is a graduate of the Warsaw School of Economics in Poland with a BBA in International Trade.

The Company will rely on his international experience and vision as the company works to expand its business around the globe.

Mr. Federowicz does not have a written employment or other compensatory agreement with the Company. He is being paid $5,000 per month for his services to the Company.

The Company has not entered into any transactions with Mr. Federowicz described in Item 404(a) of Regulation S-K.

Mr. Federowicz was not appointed pursuant to any arrangement or understanding between Mr. Federowicz and any other person.

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

Item 11. Executive Compensation.

Mr. Federowicz is paid $5,000 per month for his services to the Company. He does not have a written employment agreement or other compensatory agreement in place with the Company.

The table below summarizes all compensation awarded to, earned by, or paid to our named sole Officer and Director for all services rendered in all capacities to us for the period from inception (July 20, 2011) through July 31, 2013.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Robert Federowicz, CEO	2013 2012 2011	$ 32,500 $ — $ —	0	0	0	0	0	0	$ 32,500 $ — $ —

Cindy Morrissey, Former CEO	2013 2012 2011	$ 47,500 $ 10,000 $ —	0	0	0	0	0	0	$ 47,500 $ 10,000 $ —

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2013.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Robert Federowicz	—	—	—	—	—	—	—	—	—

Cindy Morrissey	—	—	—	—	—	—	—	—	—

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are no compensation plans or arrangements, including payments to be made by us, with respect to Mr. Federowicz that would result from his resignation, retirement or any other termination. There are no arrangements for Directors, Officers or Employees that would result from a change-in-control.

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our sole Officer and Director for all services rendered in all capacities to us for the year ended July 31, 2013.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Federowicz	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of October 1, 2013, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of October 1, 2013, there were 62,250,000 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

Melanie S Maute	Shareholder	45,000,000	72%

Robert Federowicz	Sole Director and CEO	-nil-	0.0%

All Officers and Directors as a group (total of 1)		-nil-	0.0%

(1)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 1, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Fees and Services.

The following is a summary of the fees billed to the Company by its independent accountants for the year ended July 31, 2013:

Fee Category	2013	2012

Audit Fees	$13,000	$3,200

Audit-Related Fees (1)	—	—

Tax Fees (2)	—	—

All Other Fees (3)	—	—

Total Fees	$13,000	$3,200

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by GBH CPAs, PC and Peter Messineo, CPA described above were approved by our Board.

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

Date: November 13, 2013	Aristocrat Group Corp.

By: /s/ Robert Federowicz
Robert Federowicz
Chairman of the Board
Chief Executive Officer
Principal Financial Officer