Form 10-K/A
period 2013-07-31
ARISTOCRAT GROUP CORP.
filed 2013-12-10
CIK 1527027

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

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Aristocrat Group Corp.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended September 30, 2013 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission on November 13, 2013.

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

Date: December 10, 2013	Aristocrat Group Corp.

By: /s/ Robert Federowicz
Robert Federowicz
Chairman of the Board
Chief Executive Officer
Principal Financial Officer