Form 10-Q
period 2013-10-31
ARISTOCRAT GROUP CORP.
filed 2013-12-23
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 62,250,000 shares of common stock are issued and outstanding as of December 20, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Aristocrat Group Corp. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aristocrat Group Corp.

Consolidated Balance Sheets

(Unaudited)

	October 31, 2013	July 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$98,406	$205,153
Inventory	75,258	—
Accounts receivable	3,444	—
Prepaid expenses	35,584	88,609
Total current assets	212,692	293,762

Security deposit	1,367	1,367

TOTAL ASSETS	$214,059	$295,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$157,669	$102,874
Advances payable	74,565	516,920
Total current liabilities	232,234	619,794

Accrued interest payable	9,795	5,584
Convertible notes payable, net of discount of $635,017 and $139,153, respectively	48,978	27,922

TOTAL LIABILITIES	291,007	653,300

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 250,000,000 shares authorized, 62,250,000 shares issued and outstanding, respectively	6,225	6,225
Additional paid-in capital	721,270	204,350
Accumulated deficit	(804,443)	(568,746)
Total Stockholders’ Deficit	(76,948)	(358,171)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214,059	$295,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aristocrat Group Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2013	2012

REVENUE	$3,444	$—
COST OF GOODS SOLD	2,291	—
GROSS PROFIT	1,153	—

EXPENSES:
General and administrative	211,583	49,871

Net loss from operations	(210,430)	(49,871)

Other expense:
Interest expense	(25,267)	—

Net Loss	$(235,697)	$(49,871)

Net loss per common share:
- basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted	62,250,000	62,250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aristocrat Group Corp.

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – July 31, 2013	62,250,000	$6,225	$204,350	$(568,746)	$(358,171)

Discount on convertible note payable	—	—	516,920	—	516,920
Net loss	—	—	—	(235,697)	(235,697)

Balance – October 31, 2013	62,250,000	$6,225	$721,270	$(804,443)	$(76,948)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aristocrat Group Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended October 31,
	2013	2012

OPERATING ACTIVITIES:

Net Loss	$(235,697)	$(49,871)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	21,056	—
Changes in operating assets and liabilities:
Inventory	(75,258)	—
Accounts receivable	(3,444)	—
Prepaid expenses	53,025	—
Accounts payable and accrued liabilities	54,795	2,382
Accrued interest payable	4,211	—
Net cash used in operating activities	(181,312)	(47,489)

FINANCING ACTIVITIES:
Proceeds from advances	74,565	47,305
Net cash provided by financing activities	74,565	47,305

DECREASE IN CASH AND CASH EQUIVALENTS	(106,747)	(184)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	205,153	1,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,406	$1,059

Supplemental Cash Flow Disclosures:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activity:
Refinancing of advances payable to convertible note payable	$516,920	$—
Debt discount on convertible note payable	$516,920	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aristocrat Group Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(October 31, 2013)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

On January 10, 2013, we formed Level Two Holdings, LLC (“Level Two”) as our wholly-owned subsidiary. On January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly-owned subsidiary. Level Two holds the Company’s investment in Top Shelf. Top Shelf will be focused on developing our distilled spirits line of business.

During the three months ended October 31, 2013, we acquired inventory and began to generate revenues from the sales of vodka and thereby ceased to be classified as a development stage entity.

Our fiscal year end is July 31.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 2013, the Company has generated net losses since inception of $804,443.  The Company has not generated positive cash flow from operations and does not expect to do so in the near future.  The Company began to generate modest revenue during the three months ended October 31, 2013. There is no assurance that revenue will be adequate to cover expenses and generate positive cash flow from operations during the next twelve months. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends to finance its future activities and its working capital needs from borrowings until such time that funds provided by operations are sufficient to fund working capital requirements. The Company has no commitment from a lender to provide funds and there is no guarantee that funds will be available to the Company when needed or that, if available, they are on terms which are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Development Stage Company

The Company was a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” until July 31, 2013. In September 2013, the Company began to recognize revenue from the sales of vodka and exited the development stage.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended October 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2014.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $98,406 and $205,153 at October 31, 2013 and July 31, 2013, respectively.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of October 31, 2013 or July 31, 2013.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Advertising

The Company expenses advertising as general and administrative expense when incurred. Advertising expense for the three months ended October 31, 2013 and 2012 was $87,000 and $9,865, respectively.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

NOTE 4. INVENTORY

Inventory consists solely of finished goods which is made up entirely of bottled vodka.  Inventory is recorded at weighted average cost.

NOTE 5. PREPAID EXPENSES

Prepaid expense consists solely of a prepayment to a vendor for distilling and bottling our distilled spirits product.

NOTE 6. ADVANCES

During the three months ended October 31, 2013, the Company received proceeds for working capital in the amount of $74,565.  These advances are non-interest bearing and payable upon demand.  The lender of these advances is the same lender of the convertible promissory notes discussed in Notes 7 and 8. The funds were advanced to the Company through an intermediary agent which also provides certain legal, accounting and support services to the Company.

NOTE 7. CONVERTIBLE NOTES PAYABLE

On March 31, 2013 and October 31, 2013, the Company signed convertible promissory notes with Vista View Ventures Inc. which refinanced non-interest bearing advances in the amount of $167,075 and $516,920, respectively, into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest on March 31, 2015 and October 31, 2015, respectively.  The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.02 per share.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes.  Therefore, the Company recognized a beneficial conversion feature in the amount of $167,075 and $516,920 at July 31, 2013 and October 31, 2013, respectively. The discount is being amortized over the life of the notes using the effective interest method.

NOTE 8. SUBSEQUENT EVENTS

On November 1, 2013, the Company signed a joint venture agreement with Westcoast Spirits Company, Ltd. (“WSCL”). The purpose of the joint venture is to export and distribute the Company’s distilled spirits in Canada. Under the terms of the joint venture agreement, the Company will provide funding of up to $125,000 in monthly payments of $12,500. The Company will also provide oversight for the rollout of its products in Canada. WSCL will operate the joint venture and will take all steps necessary for the import and marketing of the Company’s products in Canada. Under the terms of the joint venture agreement, the Company will receive 15% of the profit of the joint venture.

On November 30, 2013, the Company signed a convertible promissory note which refinanced non-interest bearing advances in the amount of $83,265 into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on November 30, 2015. The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.01 per share.  The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $83,265.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Aristocrat Group Corp. was incorporated in Florida on July 20, 2011 to open Prenatal-Postpartum Supercare Centers (“Supercare Centers”) in target areas across the United States. Under the original business plan, the Supercare Centers will provide women who are planning to start a family, are pregnant or have recently had a baby, with a one-stop destination offering pregnancy, childbirth and parenting educational classes, nutritional counseling health and fitness classes and training and spa services, internet shopping for women’s and infant’s products related to pregnancy though the first year of the infant’s life.  The Company has not yet implemented this business plan and is unsure when the business plan will be implemented.

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

In connection with our Luxuria Brands business plan, on January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly-owned subsidiary. Top Shelf will be focused on developing our distilled spirits line of business.  During the three months ended October 31, 2013, we acquired inventory and began to generate modest revenues from the sales of vodka under the Luxuria Brands business line.

Plan of Operations for Luxuria Brands

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended July 31, 2013 on Form 10-K.

Results of Operations

The following discussion should be read in conjunction with the financial statements in conjunction with the Company’s Form 10-K. Results or interim periods may not be indicative of results for the full year.

Three Months Ended October 31, 2013 compared to the Three Months Ended October 31, 2012.

We began to generate revenue during the three months ended October 31, 2013. During that period we generated revenue of $3,444 and cost of goods sold of $2,291. This is the first quarter in which we have generated revenue. While we expect revenue to grow in the coming year, there is no assurance that the level of revenue will be adequate to generate positive cash flow from operations.

General and administrative expenses for the three months ended October 31, 2013 were $211,583 as compared to $49,871 of general and administrative expenses for the three months ended October 31, 2012. The increase is primarily due to the increase in salaries, brand development and operating costs. These increases are the result of the Company beginning to implement its new business plan.

We incurred interest expense of $25,267 during the three months ended October 31, 2013 as a result of accrued interest on the convertible notes payable and amortization of discount on the same notes.

Basic and diluted net loss per share were $0.00 and $0.00 for the three months ended October 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

At October 31, 2013, we had cash on hand of $98,406. Net cash used in operating activities for the three months ended October 31, 2013 was $181,312. Cash on hand is adequate to fund our operations for less than three months.  We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of October 31, 2013.

Off-balance Sheet Arrangements.

The Company has no off-balance sheet arrangements as of October 31, 2013.

Capital Resources.

We had no material commitments for capital expenditures as of October 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: December 23, 2013	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director