Form 10-Q
period 2014-01-31
ARISTOCRAT GROUP CORP.
filed 2014-03-17
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-176491

ARISTOCRAT GROUP CORP.

(Exact name of registrant as specified in its charter)

Florida	45-2801371
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

495 Grand Blvd., Suite 206 Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip code)

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 14, 2014, 62,250,000 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “Aristocrat,” “our,” and “us” refers to Aristocrat Group Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2014	July 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,639	$205,153
Accounts receivable	4,104	—
Inventory	70,417	—
Prepaid expenses	36,951	88,609
Total current assets	134,111	293,762

Security deposits	1,367	1,367
TOTAL ASSETS	$135,478	$295,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$205,420	$102,874
Advances payable	—	516,920
Total current liabilities	205,420	619,794

Convertible notes payable, net of discount of $843,417 and $139,153, respectively	41,562	27,922
Accrued interest payable	28,450	5,584
TOTAL LIABILITIES	275,432	653,300

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 250,000,000 shares authorized; 62,250,000 shares issued and outstanding	6,225	6,225
Additional paid-in capital	922,254	204,350
Accumulated deficit	(1,068,433)	(568,746)
Total stockholders’ deficit	(139,954)	(358,171)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$135,478	$295,129

The accompany notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended January 31,		Three months ended January 31,
	2014	2013	2014	2013

REVENUE	$11,036	$—	$7,592	$—
COST OF GOODS SOLD	7,132	—	4,841	—

GROSS PROFIT	3,904	—	2,751	—

OPERATING EXPENSES
General and administrative expenses	467,085	177,181	255,502	127,310

LOSS FROM OPERATIONS	(463,181)	(177,181)	(252,751)	(127,310)

OTHER INCOME (EXPENSE)
Interest expense	(36,506)	—	(11,239)	—

NET LOSS	$(499,687)	$(177,181)	$(263,990)	$(127,310)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Basic and fully diluted	62,250,000	62,250,000	62,250,000	62,250,000

The accompany notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In
	Shares	Amount	Capital	Deficit	Total

BALANCE, July 31, 2013	62,250,000	$6,225	$204,350	$(568,746)	$(358,171)

Shares issued for conversion of notes payable	—	—	—	—	—
Discount on issuance of convertible note payable	—	—	717,904	—	717,904
Net Loss	—	—	—	(499,687)	(499,687)

BALANCE, January 31, 2014	62,250,000	$6,225	$922,254	$(1,068,433)	$(139,954)

The accompany notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended January 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(499,687)	$(177,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	13,640	—
Changes in operating assets and liabilities:
Accounts receivable	(4,104)	—
Inventory	(70,417)	—
Prepaid expense	51,658	—
Accounts payable and accrued liabilities	102,546	58,006
Accrued interest payable	22,866	—
NET CASH USED IN OPERATING ACTIVITIES	(383,498)	(119,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	200,984	160,410
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,984	160,410

NET INCREASE (DECREASE) IN CASH	(182,514)	41,235

CASH, at the beginning of the period	205,153	1,243

CASH, at the end of the period	$22,639	$42,478

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$717,904	$—
Beneficial conversion feature on convertible note payable	$717,904	$—

The accompany notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended January 31, 2014

Note 1. General Organization and Business

On October 17, 2012, we formed Luxuria Brands LLC (“Luxuria”) as a wholly-owned subsidiary. Luxuria holds our brand management line of business. On January 10, 2013, we formed Level Two Holdings, LLC (“Level Two”) as our wholly-owned subsidiary. On January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly-owned subsidiary. Level Two holds the Company’s investment in Top Shelf. Top Shelf is focused on developing our distilled spirits line of business.

During the six months ended January 31, 2014, we acquired inventory and began to generate revenues from the sales of vodka and thereby ceased to be classified as a development stage entity.

Our fiscal year end is July 31.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2014, the Company has an accumulated deficit of $1,068,433. The Company has not generated positive cash flow from operations and does not expect to do so in the near future. There is no assurance that revenue will be adequate to cover expenses and generate positive cash flow from operations during the next twelve months. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends to finance its future activities and its working capital needs from borrowings until such time that funds provided by operations are sufficient to fund working capital requirements. The Company has no commitment from a lender to provide funds and there is no guarantee that funds will be available to the Company when needed or that, if available, they are on terms which are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six-month period ended January 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2014.

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The financial statements have been prepared using the accrual basis of accounting in accordance with GAAP. See Note 2 regarding the assumption that the Company is a going concern.

Development Stage Company

The Company was a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” until July 31, 2013. In September 2013, the Company began to recognize recurring revenue from the sales of vodka and exited the development stage.

Principles of Consolidation

The consolidated financial statements include the accounts Aristocrat Group Corp. and our wholly-owned subsidiaries, Level Two Holdings, LLC; Luxuria Brands LLC; and Top Shelf Distributing LLC. All intercompany accounts and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $22,639 and $205,153 at January 31, 2014 and July 31, 2013, respectively.

Advertising

The Company expenses advertising as general and administrative expense when incurred. Advertising expense for the six months ended January 31, 2014 and 2013 were $204,588 and $34,459, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2014 or July 31, 2013

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Inventory

Inventory consists solely of finished goods, which is made up entirely of bottled vodka.  Inventory is recorded at weighted average cost.

Note 5. Prepaid Expenses

Prepaid expense consists solely of a prepayment to a vendor for distilling and bottling our distilled spirits product.

Note 6. Advances

During the six months ended January 31, 2014, the Company received proceeds for working capital in the amount of $200,984. These advances are non-interest bearing and payable upon demand.  The lender of these advances is the same lender of the convertible promissory notes discussed in Notes 7. The funds were advanced to the Company through an intermediary agent which also provides certain legal, accounting and support services to the Company.

Note 7. Convertible Notes Payable

Convertible notes payable consist of the following as of January 31, 2014 and July 31, 2013:

	January 31, 2014	July 31, 2013
Convertible note payable, dated March 31, 2013, bearing interest at 10% per annum, matures on March 31, 2015 and convertible into shares of common stock at $0.02 per share	$167,075	$167,075
Convertible note payable, dated October 31, 2013, bearing interest at 10% per annum, matures on October 31, 2015 and convertible into shares of common stock at $0.02 per share	516,920	—
Convertible note payable, dated November 30, 2013, bearing interest at 10% per annum, matures on November 30, 2015 and convertible into shares of common stock at $0.01 per share	83,265	—
Convertible note payable, dated January 31, 2014, bearing interest at 10% per annum, matures on January 31, 2016 and convertible into shares of common stock at $0.01 per share	117,719	—
Total convertible notes payable	884,979	167,075
Less: current portion of convertible notes payable	(843,417)	(139,153)
Long-term convertible notes payable, net of discount	$41,562	$27,922

During the six months ended January 31, 2014, the Company signed convertible promissory notes of $717,904 in total with Vista View Ventures Inc. that refinanced non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Note Amount	Conversion Rate per Share
October 31, 2013	October 31, 2015	$516,920	$0.02
November 30, 2013	November 30, 2015	83,265	0.01
January 31, 2014	January 31, 2016	117,719	0.01
Total		$717,904

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes.  Therefore, the Company recognized a beneficial conversion feature for each of the notes in the amount of $516,920, $83,265 and $117,719 at October 31, 2013, November 30, 2013 and January 31, 2014, respectively. The discount is amortized over the life of the notes using the effective interest method. The Company amortized $13,640 of the discount on the convertible notes payable to interest expense during the six months ended January 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Luxuria Brands will initially concentrate on the distilled spirits industries, with a focus on the vodka segment.  As a core direction, alcohol beverage marketing can be used as a platform to promote other business segments of the Company, such as event promotion. Vodka accounts for almost one quarter of all distilled spirits sales and continues to grow.  Selecting the distilled spirits sector enables Aristocrat to enter into a large diverse market with broad appeal and several similar supporting categories, such as the spirit industry and the music industry.  These two sectors are easily linkable and present many original opportunities for partnership, sponsorship and brand awareness activities.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

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

Results of Operations

Six months ended January 31, 2014 compared to the six months ended January 31, 2013.

Revenue

The Company earned revenue of $11,036 for the six months ended January 31, 2014, compared to $0 for the six months ended January 31, 2013. The Company began selling vodka during fiscal year 2014.

Cost of Goods Sold

Cost of goods sold was $7,132 for the six months ended January 31, 2014, compared to $0 for the comparable period in 2013, as the company began selling vodka during fiscal year 2014.

Gross Profit

Gross profit increased to $3,904 for the six months ended January 31, 2014, compared to $0 for the six months ended January 31, 2013 due to the launch of product sales.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $467,085 and $177,181 for the six months ended January 31, 2014 and 2013, respectively.  The increase is mainly due to increased spending on advertising and promotion and higher professional fees.

Interest Expense

Interest expense increased from $0 for the six months ended January 31 2013 to $36,506 for the six months ended January 31, 2014. We issued interest bearing promissory notes, whereas we had none during the six months ended January 31, 2013.

Net Loss

We incurred a net loss of $499,687 for the six months ended January 31, 2014 as compared to a net loss of $177,181 for the comparable period of 2013. The increase in the net loss was primarily the result of the changes in general and administrative expenses and interest expense, as discussed above.

Three months ended January 31, 2014 compared to the three months ended January 31, 2013.

Revenue

Revenue increase to $7,592 for the three months ended January 31, 2014, compared to $0 for the three months ended January 31, 2013, as the Company began selling vodka during fiscal year 2014.

Cost of Goods Sold

Cost of goods sold increased to $4,841 for the three months ended January 31, 2014, compared to $0 for the comparable period in 2013, as the Company began selling vodka during fiscal year 2014.

Gross Profit

Gross profit was $2,751 for the three months ended January 31, 2014, compared to $0 for the three months ended January 31, 2013 as a result of beginning product sales earlier this year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $255,502 and $127,310 for the three months ended January 31, 2014 and 2013, respectively.  The increase is primarily due to higher advertising and promotional spending and higher professional fees.

Interest Expense

Interest expense increased from $0 for the three months ended January 31 2013 to $11,239 for the three months ended January 31, 2014.  We issued interest bearing promissory notes during 2014, whereas we had none during the three months ended January 31, 2013.

Net Loss

We incurred a net loss of $263,990 for the three months ended January 31, 2014 as compared to $127,310 for the comparable period of 2013.  The increase in the net loss was primarily the result of increases in general and administrative expense and interest expense as noted above.

Liquidity and Capital Resources

At January 31, 2014, we had cash on hand of $22,639.  The Company has negative working capital of $71,309. Net cash used in operating activities for the six months ended January 31, 2014 was $383,498.  Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company.  We have no material commitments for capital expenditures as of January 31, 2014.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of January 31, 2014, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of January 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*	Joint venture agreement with Westcoast Spirits Company, Ltd.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.

*   To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: March 17, 2014	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.