Form 10-Q/A
period 2014-01-31
ARISTOCRAT GROUP CORP.
filed 2014-03-20
CIK 1527027

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended January 31, 2014, filed with the Securities and Exchange Commission on March 17, 2014.  Additionally, Exhibit 10.1, Joint venture agreement with Westcoast Spirits Company, Ltd., is filed herewith as well.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	Joint venture agreement with Westcoast Spirits Company, Ltd.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.

*    In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: March 20, 2014	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.