Form 10-K/A
period 2013-07-31
ARISTOCRAT GROUP CORP.
filed 2014-04-08
CIK 1527027

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 2

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

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Aristocrat Group Corp.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the year ended July 31, 2013 (“Form 10-K”) is to amend the cover page of the Form 10-K to indicate that we were not a shell company. The Form 10-K as originally filed incorrectly indicated that the Company was a shell company.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Articles of Incorporation of ARISTOCRAT GROUP CORP. (1)
3.2	Bylaws of ARISTOCRAT GROUP CORP. (1)
14.1	Code of Ethics. (1)
31.1	Section 302 Certification *
32.1	Section 906 Certification *
101	XBRL Interactive Data **

(1)   Incorporated by reference to the Company’s Form S-1 filed August 25, 2011

*      Filed herewith

**    Previously submitted. No changes were made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2014	Aristocrat Group Corp.

By: /s/ Robert Federowicz
Robert Federowicz
Chairman of the Board
Chief Executive Officer
Principal Financial Officer