Form 10-Q
period 2014-04-30
ARISTOCRAT GROUP CORP.
filed 2014-06-23
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 23, 2014, 67,450,000 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Aristocrat Group Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2014	July 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,511	$205,153
Accounts receivable	2,638	—
Prepaid expenses	60,289	88,609
Inventory	44,607	—
Total current assets	157,045	293,762

Security deposit	1,367	1,367
TOTAL ASSETS	$158,412	$295,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$253,386	$102,874
Advances payable	204,500	516,920
Current portion of convertible notes payable, net of discount of $95,410 and $0, respectively.	29,349	—
Total current liabilities	487,235	619,794

Convertible notes payable, net of discount of $674,252 and $139,153, respectively.	43,652	27,922
Accrued interest payable	31,949	5,584
TOTAL LIABILITIES	562,836	653,300

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 65,250,000 shares and 62,250,000 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively.	6,525	6,225
Additional paid-in capital	981,954	204,350
Accumulated deficit	(1,392,903)	(568,746)
Total stockholders’ deficit	(404,424)	(358,171)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$158,412	$295,129

The accompany notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013

REVENUE	$14,837	$—	$3,801	$—
COST OF GOODS SOLD	9,605	—	2,473	—

GROSS PROFIT	5,232	—	1,328	—

OPERATING EXPENSES
General and administrative expenses	697,775	355,731	230,690	178,550

LOSS FROM OPERATIONS	(692,543)	(355,731)	(229,362)	(178,550)

OTHER EXPENSE
Interest expense	(131,614)	(8,239)	(95,108)	(8,239)

NET LOSS	$(824,157)	(363,970)	(324,470)	(186,789)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	(0.01)	$(0.01)	$(0.00)

COMMON SHARES OUTSTANDING – Basic and diluted	62,532,051	62,250,000	63,115,169	62,250,000

The accompany notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

BALANCE, July 31, 2013	62,250,000	$6,225	$204,350	$(568,746)	$(358,171)

Shares issued for conversion of notes payable	3,000,000	300	59,700	—	60,000
Beneficial conversion discount on convertible notes payable	—	—	717,904	—	717,904
Net loss	—	—	—	(824,157)	(824,157)

BALANCE, April 30, 2014	65,250,000	$6,525	$981,954	$(1,392,903)	$(404,424)

The accompany notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended April 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(824,157)	$(363,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	87,395	6,866

Changes in operating assets and liabilities:
Accounts receivable	(2,638)	—
Inventory	(44,607)	—
Prepaid expenses	28,320	(29,000)
Accounts payable and accrued liabilities	150,342	53,252
Accrued interest payable	44,219	1,373
NET CASH USED IN OPERATING ACTIVITIES	(561,126)	(331,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	405,484	442,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	405,484	442,775

NET INCREASE (DECREASE) IN CASH	(155,642)	111,296

CASH, at the beginning of the period	205,153	1,243

CASH, at the end of the period	$49,511	$112,539

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances payable into convertible notes payable	$717,904	$167,075
Beneficial conversion discount on convertible notes payable	$717,904	$167,075
Conversion of convertible notes payable into common stock	$60,000	$—

The accompany notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

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

During the nine months ended April 30, 2014, we acquired inventory and began to generate revenues from the sales of vodka and thereby ceased to be classified as a development stage entity.

Our fiscal year end is July 31.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2014, the Company has generated net losses since inception of $1,392,903. The Company has not generated positive cash flow from operations and does not expect to do so in the near future. There is no assurance that revenue will be adequate to cover expenses and generate positive cash flow from operations during the next twelve months. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitability. The Company intends to finance its future activities and its working capital needs from borrowings until such time that funds provided by operations are sufficient to fund working capital requirements. The Company has no commitment from a lender to provide funds and there is no guarantee that funds will be available to the Company when needed or that, if available, they are on terms which are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended April 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2014.

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

Principals of Consolidation

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $49,511 and $205,153 at April 30, 2014 and July 31, 2013, respectively.

Inventory

Inventory consists solely of finished goods, which is made up entirely of bottled vodka. Inventory is recorded at weighted average cost.

Revenue Recognition

The Company follows recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Advertising

The company expenses advertising as general and administrative expense when incurred. Advertising expenses for the nine months ended April 30, 2014 and 2013 were $185,735 and $0, respectively.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2014 or July 31, 2013.

Earnings (Loss) per Common Share

The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three and nine months ended April 30, 2014 and 2013. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three and nine months ended April 30, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At April 30, 2014, the Company had 54,104,048 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014.  The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

Note 4. Prepaid Expenses

Prepaid expense consists solely of a prepayment to a vendor for distilling and bottling our distilled spirits product.

Note 5. Advances

During the nine months ended April 30, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $405,484. The total amount due under these advances as of April 30, 2014 was $204,500. These advances are not collateralized, non-interest bearing and are due on demand. The funds were advanced to the Company through an intermediary agent that also provides certain legal, accounting, and support services to the company.

Note 6. Convertible Notes Payable

Convertible notes payable consist of the following as of April 30, 2014 and July 31, 2013:

Signed	Matures	Interest Rate	Conversion Rate	Balance Apr. 30, 2014	Balance Jul. 31, 2013
March 31, 2013	March 31, 2015	10%	$0.02	$124,759	$167,075
October 31, 2013	October 31, 2015	10%	$0.02	516,920	—
November 31, 2013	November 31, 2015	10%	$0.01	83,265	—
January 31, 2014	January 31, 2016	10%	$0.01	117,719	—
Total				$842,663	$167,075

Less: current portion of convertible notes payable				(124,759)	—
Less: discount on convertible notes payable				(674,252)	(139,153)
Long-term convertible notes payable, net of discount				$43,652	$27,922

Issuance of Convertible Notes

During the nine months ended April 30, 2014, the Company signed convertible promissory notes of $717,904 in total with Vista View Ventures Inc., which refinanced non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Note Amount	Conversion Rate per Share	Beneficial Conversion Feature
October 31, 2013	October 31, 2015	$516,920	$0.02	$516,920
November 30, 2013	November 31, 2015	83,265	0.01	83,265
January 31, 2014	January 31, 2016	117,719	0.01	117,719
Total		$717,904

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a beneficial conversion feature for each of the notes in the amount of $516,920, $83,265 and $117,719 at October 31, 2013, November 30, 2013 and January 31, 2014, respectively. The discount is amortized over the life of the notes using the effective interest method. The Company amortized $87,395 of the discount on the convertible notes payable to interest expense during the nine months ended April 30, 2014.

Conversions

During nine months ended April 30, 2014, the holders of the convertible note payable dated March 31, 2013 converted $42,316 of principal and $17,864 of accrued interest into 3,000,000 shares of common stock. On the conversion date, the unamortized discount related to the beneficial conversion feature was amortized to interest expense.

Note 7. Stockholders’ Equity

Conversion of shares

During nine months ended April 30, 2014, the holders of our convertible notes elected to convert $42,316 of principal and $17,864 of accrued interest into shares of common stock of the Company.

Note 8. Subsequent Events

During May 2014, the holders of the convertible promissory notes signed March 31, 2013 elected to convert $44,000 in principal and accrued interest into 2,200,000 shares of common stock of the Company.

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

Plan of Operations

The new business line’s goal will be to identify and promote unique brands that have a mass-market appeal across a diverse demographic. The approach by Luxuria Brands will be to select product opportunities that have the largest audience and broad market appeal.

Luxuria Brands will initially concentrate on the distilled spirits industries, with a focus on the vodka segment. As a core direction, alcohol beverage marketing can be used as a platform to promote other business segments of the Company, such as event promotion. Vodka accounts for almost one quarter of all distilled spirits sales and continues to grow. Selecting the distilled spirits sector enables Aristocrat to enter into a large diverse market with broad appeal and several similar supporting categories, such as the spirit industry and the music industry. These two sectors are easily linkable and present many original opportunities for partnership, sponsorship, and brand awareness activities.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

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

Results of Operations

Nine months ended April 30, 2014 compared to the nine months ended April 30, 2013.

Revenue

Revenue increased to $14,837 for the nine months ended April 30, 2014, compared to $0 for the nine months ended April 30, 2013 because the Company’s first began selling vodka during fiscal year 2014.

Cost of Goods Sold

Cost of goods sold increased to $9,605 for the nine months ended April 30, 2014, compared to $0 for the comparable period in 2013 due to the commencement of sales.

Gross Profit

Gross profit increased to $5,232 for the nine months ended April 30, 2014, compared to $0 for the nine months ended April 30, 2013. This was due to the launch of our product.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $697,775 and $355,731 for the nine months ended  April 30, 2014 and 2013, respectively. The increase was due to costs incurred in connection with the launch of our vodka sales, increased spending on marketing and increases in professional fees.

Interest Expense

Interest expense increased from $8,239 for the nine months ended April 30, 2013 to $131,614 for the nine months ended April 30, 2014. Interest expense for the nine months ended April 30, 2014 included amortization of discount on convertible notes payable in the amount of $87,395, compared to $6,866 for the comparable period of 2013. The remaining amount of interest expense is the result of the Company entering into interest-bearing convertible notes payable during fiscal 2014.

Net Loss

We incurred a net loss of $824,157 for the nine months ended  April 30, 2014 as compared to $363,970 for the comparable period of 2013. The increase in the net loss was the result of the increased general and administrative expenses and interest expense discussed above.

Three months ended April 30, 2014 compared to the three months ended April 30, 2013.

Revenue

Revenue increased to $3,801 for the three months ended April 30, 2014, compared to $0 for the three months ended April 30, 2013 due to the commencement of product sales in the 2014 fiscal year.

Cost of Goods Sold

Cost of goods sold increased to $2,473 for the three months ended April 30, 2014, compared to $0 for the comparable period in 2013 due to the commencement of product sales in the 2014 fiscal year.

Gross Profit

Gross profit increased to $1,328 for the nine months ended April 30, 2014, compared to $0 for the three months ended April 30, 2013 due to the commencement of product sales in the 2014 fiscal year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $230,690 and $178,550 for the three months ended  April 30, 2014 and ended 2013, respectively. This increase was due to costs incurred in connection with the launch of our vodka sales, increased spending on marketing and increases in professional fees.

Interest Expense

Interest expense increased from $8,239 for the three months ended April 30, 2013 to $95,108 for the nine months ended  April 30, 2014. This was primarily due to the amortization of the discount on convertible notes payable, including $35,766 that was related to the conversion of these notes into common shares.

Net Loss

We incurred a net loss of $324,470 for the three months ended April 30, 2014 as compared to $186,789 for the comparable period of 2013. The increase in the net loss was the result of the increased general and administrative expenses and interest expense discussed above.

Liquidity and Capital Resources

At April 30, 2014, we had cash on hand of $49,511. The Company has negative working capital of $330,190 . Net cash used in operating activities for the nine months ended April 30, 2014 was $561,126. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future.

The Company anticipates it will require around $1,000,000 to sustain operations and implement its business plan over the next twelve months. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

We do not have any material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financings in addition to what is required to fund our present operations.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months end April 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the registrant

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer.

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer.

101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2)(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 25, 2011

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: June 23, 2014	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director