Form 10-K
period 2014-07-31
ARISTOCRAT GROUP CORP.
filed 2014-11-13
CIK 1527027

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-176491

ARISTOCRAT GROUP CORP.

Florida	45-2801371
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

495 Grand Blvd., Suite 206 Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (850) 269-7208

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.0001 par value	OTC Markets QB

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☐ No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2014 was $1,295,475.

There were 78,041,774 shares of the Registrant’s common stock outstanding as of November 13, 2014.

ARISTOCRAT GROUP CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “ASCC,” “our,” and “us” refers to Aristocrat Group Corp., a Florida corporation.

PART I

ITEM 1. BUSINESS

Overview

Aristocrat Group Corp. was incorporated in Florida on July 20, 2011. On October 17, 2012, we formed Luxuria Brands LLC (“Luxuria”) as a wholly owned subsidiary of the Company. On January 10, 2013, we formed Level Two Holdings, LLC, a Texas limited liability company, (“Level Two”) as our wholly owned subsidiary of the Company. On January 15, 2013, we formed Top Shelf Distributing, LLC, a Texas limited liability company, (“Top Shelf”).

Aristocrat Brands is initially concentrating on the distilled spirits industry, with a focus on the Vodka segment. As a core direction, beverage alcohol marketing can be used as a platform to promote other business segments of the Company, such as event promotion. Vodka accounts for almost one quarter of all distilled spirits sales and continues to grow. Selecting the distilled spirits sector enables Aristocrat to enter into a large diverse market with broad appeal and several similar supporting categories, such as the spirit industry and the music industry.  These two sectors are easily linkable and present many original opportunities for partnership, sponsorship and brand awareness activities.

Top Shelf currently markets and sells RWB Ultra Premium Handcrafted Vodka (“RWB Vodka”). RWB Vodka is a potato-based, gluten-free vodka which is currently distributed in North America and sold by a growing number of retailers.

Our fiscal year end is July 31.

Sales and Marketing Strategy

RWB Vodka is currently distributed in major markets in Texas. We are continuing to seek opportunities to expand the distribution into other major markets including California and Western Canada.

Manufacturing

RWB Vodka is distilled in the United States from the highest quality Idaho potatoes and pure mountain spring water using a four-column distillation process. Each bottle of RWB Vodka is refined by a five-stage filtration system that produces a 100% gluten-free superior quality spirit.

Market and Competition

The global spirits market is expected to exceed $306 billion in 2015. Vodka now represents almost one quarter of all spirits consumed in the United States. The market opportunity for the spirits market is vast; however, we face competition from other companies which are much larger than we are and have longer operating histories. We continue to work to expand our brand recognition and increase distribution of our product.

Employees

The Company has two employees. Our employees do not have written employment agreements. We have no collective bargaining agreements.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 495 Grand Blvd., Suite 206, Miramar Beach, FL 32550. Our telephone number is (850) 269-7208. We also rent office and warehouse space at a building in Houston, TX pursuant to a non-cancelable lease that expires July 1, 2015.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “ASCC” in August 2011. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended July 31, 2014
Quarter ended July 31, 2014	$0.09	$0.03
Quarter ended April 30, 2014	$0.28	$0.06
Quarter ended January 31, 2014	$0.25	$0.06
Quarter ended October 31, 2013	$0.41	$0.18

Fiscal Year Ended July 31, 2013
Quarter ended July 31, 2013	$0.81	$0.21
Quarter ended April 30, 2013	$1.25	$0.25
Quarter ended January 31, 2013	$1.75	$0.51
Quarter ended October 31, 2012	$2.20	$1.00

Holders

As of the date of this filing, there were six holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on November 12, 2014, as quoted by OTC Markets Group, Inc., was $0.06. There were 78,041,774 shares of common stock issued and outstanding as of November 13, 2014. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights.

The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Florida contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended July 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of July 31, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	—	—	—

Total	—	—	—

Preferred Stock

None.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2014, the Company issued shares of common stock as a result of the conversion of convertible promissory notes, as detailed in the following table:

Date	Amount Converted	Number of Shares Issued
May 8, 2014	20,000	1,000,000
May 16, 2014	24,000	1,200,000
June 3, 2014	40,000	2,000,000
June 12, 2013	41,835	2,091,774
June 17, 2014	60,000	3,000,000
July 24, 2014	70,000	3,500,000
Total	$255,835	12,791,774

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives, and performance that involve risk, uncertainties, and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our Company

Aristocrat Group Corp. was incorporated on July 20, 2011 in the state of Florida.   On October 17, 2012, we formed Luxuria Brands LLC (“Luxuria”) as a wholly owned subsidiary of the Company. On January 10, 2013, we formed Level Two Holdings, LLC (“Level Two”) as a wholly owned subsidiary of the Company. On January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly owned subsidiary. Top Shelf is focused on developing our distilled spirits line of business.

During the twelve months ended July 31, 2014, we acquired inventory and began to generate revenues from the sales of vodka.

Our fiscal year end is July 31.

Plan of Operations

Following the succession of Robert Federowicz as our sole director and officer, we have concentrated on the development of Top Shelf, our distilled spirits line of business  Vodka accounts for almost one quarter of all distilled spirits sales and continues to grow. Selecting the distilled spirits sector enables Aristocrat to enter into a large diverse market with broad appeal and several similar supporting categories, such as the spirit industry and the music industry. These two sectors are easily linkable and present many original opportunities for partnership, sponsorship and brand awareness activities.

As of July 31, 2014, we had cash on hand of $13,103.

We do not have adequate funds to execute our business plan for the next twelve months unless we obtain additional funding. We intend to pursue capital through public or private financing in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

The Jaxon Investment Agreement

On September 15, 2014, we entered into an investment agreement (the “Jaxon Investment Agreement”) with Jaxon Group Corp., a Louisiana corporation (“Jaxon”). Pursuant to the terms of the Jaxon Investment Agreement, Jaxon committed to purchase up to $5,000,000 of our common stock over a period of up to thirty-six (36) months.

In connection with the Jaxon Investment Agreement, we also entered into a registration rights agreement with Jaxon, pursuant to which we are obligated to file a registration statement with the SEC covering 10,000,000 shares of our common stock underlying the Jaxon Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing of the transaction and maintain the effectiveness of such registration statement until termination of the Jaxon Investment Agreement.

The proceeds to be received will depend upon the stock price immediately prior to the stock put being exercised.

Jaxon will periodically purchase our common stock under the Jaxon Investment Agreement and will, in turn, sell such shares to investors in the market at the market price. This may cause our stock price to decline, which will require us to issue increasing numbers of common shares to Jaxon to raise the same amount of funds, as our stock price declines.

The total investment amount of $5 million was determined based on numerous factors, including the following: Our current operating costs are approximately $500,000 per annum, and thus we need a portion of the investment amount to pay general operating expenses. We believe we need the remaining funds for capital expenditures related to promotion of unique distilled alcohol brands, including our RWB Vodka. While it is difficult to estimate the likelihood that the Company will need the full investment amount, we believe that the Company may need the full amount of $5 million funding under the Jaxon Investment Agreement.

No amounts have been requested by the Company or funded under the Jaxon Investment Agreement. Jaxon is not obligated to purchase our common stock under the Jaxon Investment Agreement until the registration statement is declared effective. The registration statement has not been declared effective as of the date of this filing.

Purchase of Shares under the Jaxon Investment Agreement

From time to time during the thirty-six (36) months period commencing with the effectiveness of the registration statement, we may deliver a put notice to Jaxon which states the dollar amount that we intend to sell to Jaxon on a date specified in the put notice. The purchase price per share to be paid by Jaxon shall be calculated at a fifty percent (50%) discount to the lowest price of the common stock as reported by Bloomberg, L.P. during the twenty (20) consecutive trading days immediately prior to the receipt by Jaxon of the put notice. We have reserved 30,000,000 shares of our common stock for issuance under the Jaxon Investment Agreement, including 10,000,000 shares included in the registration statement.

Results of Operations

We incurred a net loss of $1,372,360 for the year ended July 31, 2014. We had a working capital deficit of $214,137 as of July 31, 2014. Although we have begun to generate revenue from the sales of RWB Vodka, We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended July 31, 2014 was $794,109.

We continue to rely on advances to fund operations. In the immediate future we will require funds from the sales of stock under the Jaxon Investment Agreement and possible other sources including loans and sales of equity. There can be no assurance that we will continue to have such sources of funds available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Fiscal year ended July 31, 2014 compared to the fiscal year ended July 31, 2013.

Revenue

Revenue increased to $26,539 for the year ended July 31, 2014, compared to $0 for the year ended July 31, 2013 because the company first began selling vodka in the current year.

Cost of Goods Sold

Cost of goods sold increased to $25,334 for the year ended July 31, 2014, compared to $0 for the comparable period in 2013 because the company first began selling vodka in the current year.

Gross Profit

Gross profit increased to $1,205 for the year ended July 31, 2014, compared to $0 for the year ended July 31, 2013 because the company first began selling vodka in the current year.

General and Administrative Expenses

We recognized general and administrative expenses of $1,008,290 and $483,864, for the years ended July 31, 2014 and 2013, respectively. The increase was due to costs incurred in connection with the launch of our vodka sales, increased spending on marketing and higher professional fees.

Interest Expense

Interest expense increased from $33,507 for the year ended July 31, 2013 to $365,275 for the year ended July 31, 2014. Interest expense for the year ended July 31, 2014 included amortization of discount on convertible notes payable of $302,409, compared to $27,922 for the comparable period of 2013. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,372,360 for the year ended July 31, 2014 as compared to $517,371 for the comparable period of 2013. The increase in the net loss was primarily the result of the increased marketing, professional fees, and interest expenses.

Liquidity and Capital Resources

We anticipate needing approximately of $1,000,000 to fund our operations and to execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital, other than the Jaxon Investment Agreement.

Through July 31, 2014, we have incurred cumulative losses since inception of $1,941,106. We raised the cash amounts used in these activities from the sale of common stock and from advances. We currently have negative working capital of $214,137.

As of July 31, 2014, we had $13,103 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2014 and 2013. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting policies generally accepted in the United States of America (“US GAAP”), which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Policies: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Aristocrat Group Corp.

Consolidated Financial Statements

July 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aristocrat Group Corp.

Miramar Beach, Florida

We have audited the accompanying consolidated balance sheets of Aristocrat Group Corp. as of July 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Aristocrat Group Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aristocrat Group Corp., as of July 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative cash flows from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

November 13, 2014

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2014	July 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,103	$205,153
Accounts receivable	7,770	—
Prepaid expenses	57,168	88,609
Inventory	14,906	—
Total current assets	92,947	293,762

Security deposits	1,367	1,367
TOTAL ASSETS	$94,314	$295,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$307,084	$102,874
Advances payable	—	516,920
Total current liabilities	307,084	619,794

Convertible notes payable, net of discount of $955,723 and $139,153, respectively	70,751	27,922
Accrued interest payable	12,196	5,584
TOTAL LIABILITIES	390,031	653,300

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 250,000,000 shares authorized; 78,041,774 shares and 62,250,000 shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively	7,804	6,225
Additional paid-in capital	1,637,585	204,350
Accumulated deficit	(1,941,106)	(568,746)
Total stockholders’ deficit	(295,717)	(358,171)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$94,314	$295,129

The accompanying notes are an integral part of these audited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31,
	2014	2013

REVENUE	$26,539	$—
COST OF GOODS SOLD	25,334	—

GROSS PROFIT	1,205	—

GENERAL AND ADMINISTRATIVE EXPENSES	1,008,290	483,864

LOSS FROM OPERATIONS	(1,007,085)	(483,864)

INTEREST EXPENSE	(365,275)	(33,507)

NET LOSS	$(1,372,360)	$(517,371)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	64,724,511	62,250,000

The accompanying notes are an integral part of these audited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, July 31, 2012	62,250,000	$6,225	$37,275	$(51,375)	$(7,875)

Beneficial conversion discount on convertible note payable	—	—	167,075	—	167,075
Net loss	—	—	—	(517,371)	(517,371)

BALANCE, July 31, 2013	62,250,000	$6,225	$204,350	$(568,746)	$(358,171)

Shares issued for conversion of notes payable	15,791,774	1,579	314,256	—	315,835
Beneficial conversion discount on convertible notes payable	—	—	1,118,979	—	1,118,979
Net loss	—	—	—	(1,372,360)	(1,372,360)

BALANCE, July 31, 2014	78,041,774	$7,804	$1,637,585	$(1,941,106)	$(295,717)

The accompanying notes are an integral part of these audited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,372,360)	$(517,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	302,409	27,922
Changes in operating assets and liabilities:
Accounts receivable	(7,770)	—
Inventory	(14,906)	—
Prepaid expenses	31,441	(88,609)
Security deposits	—	(1,367)
Accounts payable and accrued liabilities	204,210	100,421
Accrued interest payable	62,867	5,584
NET CASH USED IN OPERATING ACTIVITIES	(794,109)	(473,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	602,059	677,330
NET CASH PROVIDED BY FINANCING ACTIVITIES	602,059	677,330

NET INCREASE (DECREASE) IN CASH	(192,050)	203,910

CASH, at the beginning of period	205,153	1,243

CASH, at the end of period	$13,103	$205,153

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance advances payable into convertible notes payable	$1,118,979	$167,075
Beneficial conversion discount on convertible notes payable	$1,118,979	$167,075
Conversion of convertible notes payable into common stock	$315,835	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

Note 1. Background Information

Aristocrat Group Corp. was incorporated on July 20, 2011 in the state of Florida.

On October 17, 2012, we formed Luxuria Brands LLC as a wholly owned subsidiary. On January 10, 2013, we formed Level Two Holdings, LLC as our wholly owned subsidiary. On January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly owned subsidiary.

Top Shelf is focused on developing our distilled spirits line of business.

During the year ended July 31, 2014, we acquired inventory and began to generate revenues from the sales of vodka.

Note 2. Going Concern

For the fiscal year ended July 31, 2014, the Company had a net loss of $1,372,360 and negative cash flow from operations of $794,109. As of July 31, 2014, the Company has negative working capital of $214,137.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Aristocrat Group Corp., and its wholly owned subsidiaries Luxuria Brands, LLC; Level Two Holdings, LLC; and Top Shelf Distributing, LLC (collectively referred to as the “Company”). All material intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $13,103 and $205,153 at July 31, 2014 and 2013, respectively.

Inventory

Inventory consists solely of finished goods, which are made up entirely of bottled vodka. Inventory is recorded at weighted average cost.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs as incurred. The Company incurred $154,964 and $40,000 of advertising costs for the years ended July 31, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2014 and 2013, respectively.

Earnings (Loss) Per Common Share

The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity instruments. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the years ended July 31, 2014 and 2013. As a result, for the years ended July 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At July 31, 2014 and July 31, 2013, the Company had 82,605,483 and 8,632,950, respectively, potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2014. The respective carrying value of financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, prepaid expenses, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Significant concentrations

100% of the Company’s sales during the year ended July 31, 2014 were to one customer.  100% of the Company’s inventory was manufactured by one supplier during the year ended July 31, 2014.  The Company believes that, in the event that its customer is unable to continue to purchase the Company’s product, there are a substantial number of alternative buyers for its product at a competitive price. The Company believes that, in the event that its supplier is unable to continue to supply the Company’s product, there are a substantial number of alternative suppliers for its product at a competitive price.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the year ended July 31, 2014.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, July 31, 2014, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Note 4. Prepaid Expenses

Prepaid expense consists solely of a prepayment to a vendor for distilling and bottling our distilled spirits product.

Note 5. Advances

During the year ended July 31, 2014, the Company received net, non-interest bearing advances from Vista View Ventures Inc. totaling $602,059. The total amounts due under these advances as of July 31, 2014 and 2013 were $0 and $516,920, respectively. These advances are not collateralized and are due on demand. As a result, they are included in current liabilities.

Note 6. Convertible Notes Payable

Convertible notes payable due to Vista View Ventures Inc. consisted of the following at July 31:

	July 31, 2014	July 31, 2013
Convertible note payable in the original principal amount of $167,075, issued March 31, 2013 and due March 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share	$—	$167,075
Convertible note payable in the original principal amount of $516,920, issued October 31, 2013 and due October 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share	424,415	—
Convertible note payable in the original principal amount of $83,265, issued November 30, 2013 and due November 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	83,265	—
Convertible note payable in the original principal amount of $117,719, issued January 1, 2014 and due January 1, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	117,719	—
Convertible note payable in the original principal amount of $401,075, issued July 31, 2014 and due July 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	401,075	—
Total convertible notes payable	1,026,474	167,075

Less: discount on noncurrent convertible notes payable	(955,723)	(139,153)
Long-term convertible notes payable, net of discount	$70,751	$27,922

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder.

Convertible notes issued

During the year ended July 31, 2014, the Company signed convertible promissory notes of $1,118,979 in total with Vista View Ventures Inc., which refinanced non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at rates of between $0.02 and $0.01 per share at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate Per Share	Amount of Note
October 31, 2013	October 31, 2015	10%	$0.02	$516,920
November 30, 2013	November 30, 2015	10%	0.01	83,265
January 31, 2014	January 31, 2016	10%	0.01	117,719
July 31, 2014	July 31, 2016	10%	0.01	401,075
Total				$1,118,979

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized discounts for beneficial conversion features on their respective issue dates in the amounts of $516,920, $83,265, $117,719 and $401,075. The discount is amortized over the life of the notes using the effective interest method. The Company amortized $302,409 of the discount on the convertible notes payable to interest expense during the year ended July 31, 2014.

Conversions

During year ended July 31, 2014, the holders of the convertible note payable dated March 31, 2013 converted $167,075 of principal and $18,864 of accrued interest into 9,291,774 shares of common stock. Also, during the year ended July 31, 2014, the holders of the convertible note payable dated October 31, 2013 converted $92,505 of principal and $37,391 of accrued interest into 6,500,000 shares of common stock. On the conversion dates, the unamortized discount related to the beneficial conversion feature was amortized to interest expense.

Note 7. Common Stock

During the year ended July 31, 2014, the Company issued 15,791,774 shares of common stock to third parties for the conversion of convertible notes payable and accrued interest in the amount of $315,835.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended July 31, 2014.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended July 31, 2014 and 2013 are as follows.

	July 31, 2014	July 31, 2013
Tax benefit at U.S. statutory rate	$466,602	$175,906
Permanent difference - beneficial conversion features	(380,452)	(56,805)
Valuation allowance	(86,150)	(119,101)
	$—	$—

The Company has net operating loss carryforwards of approximately $655,052.

Note 9. Commitments

The Company has an arrangement with a third party whereby the third party provides the Company with office space, legal services, accounting services, fundraising and management services.  During the year ending July 31, 2014, the Company incurred $169,061 of fees related to the third party.  At July 31, 2014, the Company owes the third party $271,518, which is recorded in accounts payable and accrued liabilities.

As of July 31, 2014, the Company has a commitment with a third party to provide an additional $80,000 in funding to provide certain management services on behalf of the Company.

Note 10. Subsequent Events

The Jaxon Investment Agreement

On September 15, 2014, we entered into an investment agreement (the “Jaxon Investment Agreement”) with Jaxon Group Corp., a Louisiana corporation (“Jaxon”). Pursuant to the terms of the Jaxon Investment Agreement, Jaxon committed to purchase up to $5,000,000 of our common stock over a period of up to thirty-six (36) months.

In connection with the Jaxon Investment Agreement, we also entered into a registration rights agreement with Jaxon, pursuant to which we are obligated to file a registration statement with the SEC covering 10,000,000 shares of our common stock underlying the Jaxon Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing of the transaction and maintain the effectiveness of such registration statement until termination of the Jaxon Investment Agreement.

The proceeds to be received will depend upon the stock price immediately prior to the stock put being exercised.

Jaxon will periodically purchase our common stock under the Jaxon Investment Agreement and will, in turn, sell such shares to investors in the market at the market price. This may cause our stock price to decline, which will require us to issue increasing numbers of common shares to Jaxon to raise the same amount of funds, as our stock price declines.

No amounts have been requested by the Company or funded under the Jaxon Investment Agreement. Jaxon is not obligated to purchase our common stock under the Jaxon Investment Agreement until the registration statement is declared effective. The registration statement has not been declared effective as of the date of this filing.

Purchase of Shares under the Jaxon Investment Agreement

From time to time during the thirty-six (36) months period commencing with the effectiveness of the registration statement, we may deliver a put notice to Jaxon which states the dollar amount that we intend to sell to Jaxon on a date specified in the put notice. The purchase price per share to be paid by Jaxon shall be calculated at a fifty percent (50%) discount to the lowest price of the common stock as reported by Bloomberg, L.P. during the twenty (20) consecutive trading days immediately prior to the receipt by Jaxon of the put notice. We have reserved 30,000,000 shares of our common stock for issuance under the Jaxon Investment Agreement, including 10,000,000 shares included in the registration statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended July 31, 2014 and 2013.

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of July 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; inadequate documentation of internal control procedures; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2014

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Robert Federowicz 495 Grand Blvd., Suite 206 Miramar Beach, FL 32550	45	Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director

Mr. Federowicz was appointed as CEO and a member of the board of directors on January 1, 2013.

Biographies

Mr. Federowicz, age 45, brings over twenty years of experience as an entrepreneur and executive in the United States and in Poland. In the early 1990s, he served as project manager and government liaison for a small private U.S. energy development company, Hart Associates, Inc., working with the Polish government to facilitate the privatization and modernization of several coal-fired power plants. In 1994, Federowicz moved to the U.S. and continued to be involved in the development of various international power projects with Coastal Power Company, a subsidiary of the Coastal Corporation. In 1999, he was appointed Chief Information Officer for Hart Energy International, where he helped lead the company’s startup and growth efforts before eventually assisting in the company’s multi-million dollar merger with the U.K.-based Commonwealth Development Corp.

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

The Company relies on his international experience and vision as the company works to expand its business around the globe.

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

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become executive officers or directors.

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

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions

Our Board of Directors is comprised of solely of Mr. Federowicz who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Federowicz is paid $120,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended July 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Federowicz	2014	81,667	—	—	—	—	—	—	81,667
CEO	2013	32,500	—	—	—	—	—	—	32,500

Cindy Morrissey	2013	47,500	—	—	—	—	—	—	47,500
Former CEO	2012	10,000	—	—	—	—	—	—	10,000

OUTSTANDING EQUITY AWARDS AT JULY 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Robert Federowicz	—	—	—	—	—	—	—	—	—

Cindy Morrissey	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Robert Federowicz. Mr. Federowicz also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended July 31, 2014 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of October 28, 2014, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Bloise International Corporation San Francisco 65 East St. #35 Panama City, Panama	45,000,000	57.7%

Robert Federowicz	—	-nil-%

All directors and executive officers as a group (1) person.	—	-nil-%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees billed to the Company by its independent accountants for the years ended July 31, 2014 and 2013:

	2014	2013
Audit Fees	$25,890	$13,000

Audit Related Fees (1)	—	—

Tax Fees (2)	—	—

All Other Fees (3)	—	—

Total Fees	$25,890	$13,000

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (1)
21	Subsidiaries of the Registrant (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)
101	XBRL Interactive Data (3),(4)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 25, 2011.
(2)	Filed or furnished herewith.
(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”
(4)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aristocrat Group Corp.

Date: November 13, 2014	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2014	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director