Form 10-Q
period 2014-10-31
ARISTOCRAT GROUP CORP.
filed 2014-12-15
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 12, 2014, 78,041,774 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Aristocrat Group Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2014	July 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,113	$13,103
Accounts receivable	17,238	7,770
Prepaid expenses	5,470	57,168
Inventory	94,036	14,906
Total current assets	128,857	92,947

Fixed assets, net of accumulated depreciation of $249 and $0, respectively	7,886	—
Security deposits	1,367	1,367
TOTAL ASSETS	$138,110	$94,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$352,597	$307,084
Current portion of convertible notes payable, net of discount of $361,964 and $0, respectively	62,451	—
Current portion of accrued interest payable	11,513	—
Total current liabilities	426,561	307,084

Convertible notes payable, net of discount of $876,925 and $955,724, respectively	56,695	70,751
Accrued interest payable	26,556	12,196
TOTAL LIABILITIES	509,812	390,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 250,000,000 shares authorized; 78,041,774 shares issued and outstanding at October 31, 2014 and July 31, 2014	7,804	7,804
Additional paid-in capital	1,969,146	1,637,585
Accumulated deficit	(2,348,652)	(1,941,106)
Total stockholders’ deficit	(371,702)	(295,717)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$138,110	$94,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended October 31,
	2014	2013

REVENUE	$24,840	$3,444
COST OF GOODS SOLD	17,681	2,291

GROSS PROFIT	7,159	1,153

GENERAL AND ADMINISTRATIVE EXPENSES	340,436	211,583

LOSS FROM OPERATIONS	(333,277)	(210,430)

INTEREST EXPENSE	(74,269)	(25,267)

NET LOSS	$(407,546)	$(235,697)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	78,041,774	62,250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

BALANCE, July 31, 2014	78,041,774	$7,804	$1,637,585	$(1,941,106)	$(295,717)

Beneficial conversion discount on convertible note payable	—	—	331,561	—	331,561
Net loss	—	—	—	(407,546)	(407,546)

BALANCE, October 31, 2014	78,041,774	$7,804	$1,969,146	$(2,348,652)	$(371,702)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended October 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(407,546)	$(235,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	48,395	21,056
Depreciation	249	—

Changes in operating assets and liabilities:
Accounts receivable	(9,468)	(3,444
Inventory	(79,130)	(75,258)
Prepaid expenses	51,698	53,025
Accounts payable and accrued liabilities	45,513	54,795
Accrued interest payable	25,873	4,211
NET CASH USED IN OPERATING ACTIVITIES	(324,416)	(181,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(8,135)	—
NET CASH USED IN INVESTING ACTIVITIES	(8,135)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	331,561	74,565
NET CASH PROVIDED BY FINANCING ACTIVITIES	331,561	74,565

NET DECREASE IN CASH	(990)	(106,747)

CASH, at the beginning of the period	13,103	205,153

CASH, at the end of the period	$12,113	$98,406

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Refinance advances payable into convertible notes payable	$331,561	$516,920
Beneficial conversion discount on convertible notes payable	$331,561	$516,920

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

Note 1. General Organization and Business

Overview

Aristocrat Group Corp. was incorporated on July 20, 2011 in the state of Florida.

On October 17, 2012, we formed Luxuria Brands LLC as a wholly owned subsidiary. On January 10, 2013, we formed Level Two Holdings, LLC as our wholly owned subsidiary. On January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly owned subsidiary.

Top Shelf is focused on developing our distilled spirits line of business and currently markets and sells RWB Ultra Premium Handcrafted Vodka (“RWB Vodka”).

Our fiscal year end is July 31.

Note 2. Going Concern

For the three months ended October 31, 2014, the Company had a net loss of $407,546 and negative cash flows from operating activities of $324,416. As of October 31, 2014, the Company had negative working capital of $297,704. Management does not anticipate having positive cash flow from operations in the near future.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the SEC.

The results of operations for the three-month period ended October 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $12,113 and $13,103 at October 31, 2014 and July 31, 2014, respectively.

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

Sales of RWB Vodka are recognized when the product has been delivered to the purchaser.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2014 or July 31, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three months ended October 31, 2014 and 2013. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended October 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At October 31, 2014, the Company had 109,487,483 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Significant Concentrations

During the three months ended October 31, 2014, two customers generated 46% and 40% of our revenue.  During the three months ended October 31, 2013, those same customers generated 100% and 0% our revenue. As of October 31, 2014, those two customers represented 26% and 57% of accounts receivable.

All of the Company’s inventory was manufactured by a single supplier during the three months ended October 31, 2014.  The Company believes that, in the event that its significant customers are unable to continue to purchase the Company’s product, there are a substantial number of alternative buyers for its product at a competitive price. The Company believes that, in the event that its supplier is unable to continue to supply the Company’s product, there are alternative suppliers for its product at a competitive price.

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, October 31, 2014, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Note 4. Advances

During the three months ended October 31, 2014, the Company received net, non-interest bearing advances from Vista View Ventures Inc. totaling $331,561. No amounts were due under these advances as of October 31, 2014 and July 31, 2014. These advances are not collateralized, non-interest bearing and are due on demand.

Note 5. Convertible Notes Payable

Convertible notes payable due to Vista View Ventures Inc. consisted of the following at October 31, 2014 and July 31, 2014:

	October 31, 2014	July 31, 2014
Convertible note payable in the original principal amount of $516,920, issued October 31, 2013 and due October 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share	$424,415	$424,415
Convertible note payable in the original principal amount of $83,265, issued November 30, 2013 and due November 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	83,265	83,265
Convertible note payable in the original principal amount of $117,719, issued January 1, 2014 and due January 1, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	117,719	117,719
Convertible note payable in the original principal amount of $401,075, issued July 31, 2014 and due July 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	401,075	401,075
Convertible note payable in the original principal amount of $331,561, issued October 31, 2014 and due October 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	331,561	—
Total convertible notes payable	1,358,035	1,026,474

Less: current portion of convertible notes payable	(424,415)	—
Less: discount on noncurrent convertible notes payable	(876,925)	(955,723)
Long-term convertible notes payable, net of discount	$56,695	$70,751

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

Convertible notes issued

During the three months ended October 31, 2014, the Company signed a convertible promissory note in the amount of $331,561 with Vista View Ventures, Inc., which refinances non-interest bearing advances into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on October 31, 2016. The convertible promissory note and unpaid accrued interest are convertible into common stock at the option of the holder at a rate of $0.01  per share.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $331,561. The discount is amortized over the life of the note using the effective interest method.

The Company amortized $48,395 of the discount on the convertible notes payable to interest expense during the three months ended October 31, 2014.

Note 6. Commitments

The Company has an arrangement with a third party whereby the third party provides the Company with office space, legal services, accounting services, fundraising and management services.  During the three months ending October 31, 2014, the Company incurred $31,791 of fees related to the third party.  At October 31, 2014, the Company owes the third party $293,671, which is recorded in accounts payable and accrued liabilities.

Note 7. The Jaxon Investment Agreement

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

No amounts have been requested by the Company or funded under the Jaxon Investment Agreement. Jaxon was not obligated to purchase our common stock under the Jaxon Investment Agreement until the registration statement is declared effective. The registration statement was declared effective on December 8, 2014.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended July 31, 2014 on Form 10-K.

Results of Operations

Three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Revenue

Revenue increased to $24,840 for the three months ended October 31, 2014, compared to $3,444 for the three months ended October 31, 2013 because in the past year we have grown our client base and distribution network.

Cost of Goods Sold

Cost of goods sold increased to $17,681 for the three months ended October 31, 2014, compared to $2,291 for the comparable period in 2013 because in the past year we have grown our client base and distribution network.

Gross Profit

Gross profit increased to $7,159 for the three months ended October 31, 2014, compared to $1,153 for the three months ended October 31, 2013. This is a result of the increases in sales.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $340,436 and $211,583 for the three months ended  October 31, 2014 and 2013, respectively. The increase was due to higher professional fees related to expanding our distribution network.

Interest Expense

Interest expense increased from $25,267 for the three months ended October 31, 2013 to $74,269 for the three months ended October 31, 2014. Interest expense for the three months ended October 31, 2014 included amortization of discount on convertible notes payable of $48,395, compared to $21,056 for the comparable period of 2013. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $407,546 for the three months ended October 31, 2014 as compared to $235,697 for the comparable period of 2013. The increase in the net loss was primarily the result of increased professional fees related to the expansion of our distribution network.

Liquidity and Capital Resources

At October 31, 2014, we had cash on hand of $12,113 and negative working capital of $297,704. Net cash used in operating activities for the three months ended October 31, 2014 was $324,416. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of October 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended October 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2)(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 25, 2011.

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: December 15, 2014	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director