Form 10-Q
period 2015-01-31
ARISTOCRAT GROUP CORP.
filed 2015-03-17
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 12, 2015, 84,041,774 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2015	July 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,526	$13,103
Accounts receivable	9,444	7,770
Prepaid expenses	5,665	57,168
Inventory	62,820	14,906
Total current assets	88,455	92,947

Fixed assets, net of accumulated depreciation of $713 and $0, respectively	7,422	—
Security deposits	1,367	1,367
TOTAL ASSETS	$97,244	$94,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$421,451	$307,084
Current portion of convertible notes payable, net of discount of $414,894 and $0, respectively	106,535	—
Current portion of accrued interest payable	26,171	—
Total current liabilities	554,157	307,084

Convertible notes payable, net of discount of $910,718 and $955,723, respectively	91,733	70,751
Accrued interest payable	28,576	12,196
TOTAL LIABILITIES	674,466	390,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 250,000,000 shares authorized; 84,041,774 shares and 78,041,774 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	8,404	7,804
Additional paid-in capital	2,358,361	1,637,585
Accumulated deficit	(2,943,987)	(1,941,106)
Total stockholders’ deficit	(577,222)	(295,717)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$97,244	$94,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended January 31,		Three months ended January 31,
	2015	2014	2015	2014

REVENUE	$51,010	$11,036	$26,170	$7,592
COST OF GOODS SOLD	37,967	7,132	20,286	4,841

GROSS PROFIT	13,043	3,904	5,884	2,751

GENERAL AND ADMINISTRATIVE EXPENSE	725,856	467,085	385,420	255,502

LOSS FROM OPERATIONS	(712,813)	(463,181)	(379,536)	(252,751)

INTEREST EXPENSE	(290,068)	(36,506)	(215,799)	(11,239)

NET LOSS	$(1,002,881)	$(499,687)	$(595,335)	$(263,990)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	79,786,339	62,250,000	81,530,904	62,250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid In		Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

BALANCE, July 31, 2014	78,041,774	$7,804	$1,637,585	$(1,941,106)	$(295,717)

Shares issued for conversion of notes payable	6,000,000	600	119,400	—	120,000
Beneficial conversion discount on convertible notes payable	—	—	601,376	—	601,376
Net loss	—	—	—	(1,002,881)	(1,002,881)

BALANCE, January 31, 2015	84,041,774	$8,404	$2,358,361	$(2,943,987)	$(577,222)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended January 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,002,881)	$(499,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	231,487	13,640
Depreciation	713	—

Changes in operating assets and liabilities:
Accounts receivable	(1,674)	(4,104)
Inventory	(47,914)	(70,417)
Prepaid expenses	51,503	51,658
Accounts payable and accrued expenses	114,367	102,546
Accrued interest payable	58,581	22,866
NET CASH USED IN OPERATING ACTIVITIES	(595,818)	(383,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(8,135)	—
NET CASH USED IN INVESTING ACTIVITIES	(8,135)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	601,376	200,984
NET CASH PROVIDED BY FINANCING ACTIVITIES	601,376	200,984

NET DECREASE IN CASH	(2,577)	(182,514)

CASH AND CASH EQUIVALENTS, at the beginning of the period	13,103	205,153

CASH AND CASH EQUIVALENTS, at the end of the period	$10,526	$22,639

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance advances payable into convertible notes payable	$601,376	$717,904
Beneficial conversion discount on convertible notes payable	$601,376	$717,904
Conversion of convertible notes payable and accrued interest into common stock	$120,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

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

Our fiscal year end is July 31.

Note 2. Going Concern

For the six months ended January 31, 2015, the Company had a net loss of $1,002,881 and negative cash flow from operating activities of $595,818. As of January 31, 2015, the Company had negative working capital of $465,702. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the six-month period ended January 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $10,526 and $13,103 at January 31, 2015 and July 31, 2014, respectively.

Inventory

Inventory consists solely of finished goods, which consist entirely of bottled vodka. Inventory is recorded at weighted average cost.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Sales of RWB Vodka are recognized when the product has been delivered to the purchaser.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of at January 31, 2015 or July 31, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the six months ended January 31, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the six months and three months ended January 31, 2015 and 2014, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At January 31, 2015, the Company had 141,622,436 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Significant Concentrations

During the six months ended January 31, 2015, two customers generated 44% and 23% of our revenue.  During the six months ended January 31, 2014, those same customers generated 100% and 0% of our revenue. As of January 31, 2015, those two customers represented 62% and 0% of accounts receivable.

All of the Company’s inventory was manufactured by a single supplier during the six months ended January 31, 2015.  The Company believes that, in the event that its significant customers are unable to continue to purchase the Company’s product, there are a substantial number of alternative buyers for its product at a competitive price. The Company believes that, in the event that its supplier is unable to continue to supply the Company’s product, there are alternative suppliers for its product at a competitive price.

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

Subsequent Events

The Company evaluated material events occurring between the end of the current period, January 31, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Note 4. Advances

During the six months ended January 31, 2015, the Company received net, non-interest bearing advances from Vista View Ventures Inc. totaling $601,376. No amounts were due under these advances as of January 31, 2015 and July 31, 2014. These advances are not collateralized, non-interest bearing and are due on demand.

Note 5. Convertible Notes Payable

Convertible notes payable due to Vista View Ventures Inc. consisted of the following at January 31, 2015 and July 31, 2014:

	January 31, 2015	July 31, 2014
Convertible note payable in the original principal amount of $516,920, issued October 31, 2013 and due October 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share	$320,445	$424,415
Convertible note payable in the original principal amount of $83,265, issued November 30, 2013 and due November 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	83,265	83,265
Convertible note payable in the original principal amount of $117,719, issued January 1, 2014 and due January 1, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	117,719	117,719
Convertible note payable in the original principal amount of $401,075, issued July 31, 2014 and due July 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	401,075	401,075
Convertible note payable in the original principal amount of $331,561, issued October 31, 2014 and due October 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	331,561	—
Convertible note payable in the original principal amount of $269,815, issued January 31, 2015 and due January 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	269,815	—
Total convertible notes payable	1,523,880	1,026,474

Less: current portion of convertible notes payable	(521,429)	—
Less: discount on noncurrent convertible notes payable	(910,718)	(955,723)
Long-term convertible notes payable, net of discount	$91,733	$70,751

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Convertible notes issued

During the six months ended January 31, 2015, the Company signed convertible promissory notes in the amount of $601,376 that refinanced non-interest bearing advances into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest two years from the issuance dates. The convertible promissory notes and unpaid accrued interest are convertible into common stock at the option of the holder at a rate of $0.01 per share.

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as separate derivative liabilities. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the dates of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $601,376. The discount is amortized over the life of the notes using the effective interest method.

The Company amortized $231,487 of the discount on the convertible notes payable to interest expense during the six months ended January 31, 2015.

Conversions into common stock

During the six months ended January 31, 2015, the holders of the convertible note payable dated October 31, 2013 elected to convert principal of $103,970 and accrued interest of $16,030 into 6,000,000 shares of common stock.

Note 6. Commitments

The Company has an arrangement with a third party whereby the third party provides the Company with office space, legal services, accounting services, fundraising and management services.  During the six months ending January 31, 2015, the Company incurred $85,913 of fees related to the third party. At January 31, 2015, the Company owes the third party $330,349, which is recorded in accounts payable and accrued liabilities.

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

Note 8. Subsequent Events

On February 3, 2015, our board of directors adopted the 2015 Omnibus Equity Incentive Plan.

On February 3, 2015, our board of directors signed a resolution that would result in the Company reincorporating from Florida to Nevada. The Company’s majority shareholder consented to the reincorporation on the same date. Each of our shareholders on the record date will be entitled to receive one share of the Nevada company’s common stock for each 100 shares of common stock they own in the Florida company. Fractional shares will be rounded up to the next whole share, and each shareholder will receive at least five shares. The Nevada company is authorized to issue 480 million shares of common stock and 20 million shares of preferred stock, each with a par value of $0.001 per share. The board of directors and officers of the Nevada company will consist of the same persons who are currently directors and officers. The reincorporation and related one-for-100 reverse split will not be fully authorized until it is approved by the Financial Industry Regulatory Authority (“FINRA”). FINRA has not yet approved this transaction; therefore, the effect of the reverse split has not been reflected in the consolidated financial statements in this document.

On March 3, 2015, the Company withdrew the registration statement which registered the shares issuable under the Jaxon Investment Agreement. The registration statement was withdrawn to allow the Company to complete the corporate action discussed above. After the completion of the reincorporation and related one-for-100 reverse split, the Company expects to refile the registration statement. No shares were issuable under the Jaxon Investment Agreement after March 3, 2015.

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

Results of Operations

Six months ended January 31, 2015 compared to the six months ended January 31, 2014.

Revenue

Revenue increased to $51,010 for the six months ended January 31, 2015, compared to $11,036 for the six months ended January 31, 2014 because in the past year we have grown our client base and distribution network. When we first started marketing RWB Vodka, we sold our product through only a single distributor. During the six months ended January 31, 2015, we began to directly sell RWB Vodka to retail outlets and have discontinued selling through a distributor.

Cost of Goods Sold

Cost of goods sold increased to $37,967 for the six months ended January 31, 2015, compared to $7,132 for the comparable period in 2014 as a result of the increase in revenue.

Gross Profit

Gross profit increased to $13,043 for the six months ended January 31, 2015, compared to $3,904 for the six months ended January 31, 2014. This is a result of the increases in revenue partially offset by the increase in cost of goods sold discussed above.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $725,856 and $467,085 for the six months ended January 31, 2015 and 2014, respectively. The increase was due to higher professional fees related to expanding our distribution network.

Interest Expense

Interest expense increased from $36,506 for the six months ended January 31, 2014 to $290,068 for the six months ended January 31, 2015. Interest expense for the six months ended January 31, 2015 included amortization of discount on convertible notes of $231,487, compared to $13,640 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,002,881 for the six months ended January 31, 2015 as compared to $499,687 for the comparable period of 2014. The increase in the net loss was primarily the result of increased professional fees related to the expansion of our distribution network.

Three months ended January 31, 2015 compared to the three months ended January 31, 2014.

Revenue

Revenue increased to $26,170 for the three months ended January 31, 2015, compared to $7,592 for the three months ended January 31, 2014 because in the past year we have grown our client base and distribution network. When we first began marketing RWB Vodka, we sold our product through only a single distributor. During the current fiscal year, we began to directly sell RWB Vodka to retail outlets and have discontinued selling through a distributor.

Cost of Goods Sold

Cost of goods sold increased to $20,286 for the three months ended January 31, 2015, compared to $4,841 for the comparable period in 2014 because in the past year we have grown our client base and distribution network.

Gross Profit

Gross profit increased to $5,884 for the three months ended January 31, 2015, compared to $2,751 for the three months ended January 31, 2014. This is a result of the increases in revenue partially offset by the increase in cost of goods sold discussed above.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $385,420 and $255,502 for the three months ended January 31, 2015 and 2014, respectively. The increase was due to higher professional fees related to expanding our distribution network.

Interest Expense

Interest expense increased from $11,239 for the three months ended January 31, 2014, to $215,799 for the three months ended January 31, 2015. Interest expense for the six months ended January 31, 2015 included amortization of discount on convertible notes of $183,092, compared to $13,640 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $595,335 for the three months ended January 31, 2015 as compared to $263,990 for the comparable period of 2014. The increase in the net loss was primarily the result of increased professional fees related to the expansion of our distribution network.

Liquidity and Capital Resources

At January 31, 2015, we had cash on hand of $10,526. The Company has negative working capital of $465,702. Net cash used in operating activities for the six months ended January 31, 2015 was $595,818. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of January 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of January 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of January 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six months ended January 31, 2015.

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

Aristocrat Group Corp.

Date: March 17, 2015	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director