Form 10-Q
period 2015-04-30
ARISTOCRAT GROUP CORP.
filed 2015-06-22
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-176491

ARISTOCRAT GROUP CORP.

Delaware	45-2801371
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

495 Grand Blvd., Suite 206 Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 15, 2015, 1,814,290 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2015	July 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,679	$13,103
Accounts receivable	10,227	7,770
Prepaid expenses	5,665	57,168
Inventory	30,237	14,906
Total current assets	86,808	92,947

Fixed assets net of accumulated depreciation of $1,110 and $0, respectively	7,025	—
Security deposits	1,367	1,367
TOTAL ASSETS	$95,200	$94,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$193,732	$307,084
Current portion of convertible notes payable, net of discount of $353,852 and $0, respectively	167,577	—
Current portion of accrued interest payable	38,876	—
Total current liabilities	400,185	307,084

Convertible note payable - related party	330,349	—
Convertible notes payable, net of discount of $1,140,005 and $955,723, respectively	128,558	70,751
Accrued interest payable - related party	2,715	—
Accrued interest payable	53,019	12,196
TOTAL LIABILITIES	914,826	390,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized; 840,418 shares and 780,418 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	840	780
Additional paid-in capital	2,632,037	1,644,609
Accumulated deficit	(3,452,503)	(1,941,106)
Total stockholders’ deficit	(819,626)	(295,717)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$95,200	$94,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014

REVENUE	$85,895	$14,837	$34,885	$3,801
COST OF GOODS SOLD	70,550	9,605	32,583	2,473

GROSS PROFIT	15,345	5,232	2,302	1,328

GENERAL AND ADMINISTRATIVE EXPENSE	1,098,944	697,775	373,088	230,690

LOSS FROM OPERATIONS	(1,083,599)	(692,543)	(370,786)	(229,362)

INTEREST EXPENSE	(427,798)	(131,614)	(137,730)	(95,108)

NET LOSS	$(1,511,397)	(824,157)	(508,516)	(324,470)

NET LOSS PER COMMON SHARE – Basic and diluted	$(1.86)	(1.32)	$(0.61)	$(0.51)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	811,737	625,321	840,418	631,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

BALANCE, July 31, 2014	780,418	$780	$1,644,609	$(1,941,106)	$(295,717)

Shares issued for conversion of notes payable	60,000	60	119,940	—	120,000
Beneficial conversion discount on convertible notes payable	—	—	867,488	—	867,488
Net loss	—	—	—	(1,511,397)	(1,511,397)

BALANCE, April 30, 2015	840,418	$840	$2,632,037	$(3,452,503)	$(819,626)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended April 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,511,397)	$(824,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	329,354	87,395
Depreciation	1,110	—

Changes in operating assets and liabilities:
Accounts receivable	(2,457)	(2,638)
Inventory	(15,331)	(44,607)
Prepaid expenses	51,503	28,320
Accounts payable and accrued expenses	216,997	150,342
Accrued interest payable - related party	2,715	—
Accrued interest payable	95,729	44,219
NET CASH USED IN OPERATING ACTIVITIES	(831,777)	(561,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(8,135)	—
NET CASH USED IN INVESTING ACTIVITIES	(8,135)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	867,488	405,484
NET CASH PROVIDED BY FINANCING ACTIVITIES	867,488	405,484

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,576	(155,642)

CASH AND CASH EQUIVALENTS, at the beginning of the period	13,103	205,153

CASH AND CASH EQUIVALENTS, at the end of the period	$40,679	$49,511

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Refinance advances payable into convertible notes payable	$867,488	$717,904
Beneficial conversion discount on convertible notes payable	$867,488	$717,904
Conversion of convertible notes payable into common stock	$120,000	$60,000
Convertible notes payable issued to related party in exchange for payment of accounts payable	$330,349	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 1. General Organization and Business

Overview

Aristocrat Group Corp. was incorporated on July 20, 2011 in Florida.

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

On March 31, 2015, the Company reincorporated from Florida to Nevada. The Company’s board of directors and majority shareholder consented to the reincorporation. Each of our shareholders on the record date received one share of the Nevada company’s common stock for each 100 shares of common stock they own in the Florida company. The information contained herein gives retroactive effect to the stock split for all periods presented. Fractional shares were rounded up to the next whole share, and each shareholder received at least five shares. The stock split did not modify the conversion price of the Company’s debt agreements. The Nevada company is authorized to issue 480 million shares of common stock and 20 million shares of preferred stock, each with a par value of $0.001 per share. The board of directors and officers of the Nevada company consists of the same persons who are currently directors and officers.

Our fiscal year end is July 31.

Note 2. Going Concern

For the nine months ended April 30, 2015, the Company had a net loss of $1,511,397 and negative cash flow from operating activities of $831,777. As of April 30, 2015, the Company had negative working capital of $313,377. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the nine-month period ended April 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $40,679 and $13,103 at April 30, 2015 and July 31, 2014, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of at April 30, 2015 or July 31, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the nine months ended April 30, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended April 30, 2015 and 2014, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At April 30, 2015, the Company had 146,046,822 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Significant Concentrations

During the nine months ended April 30, 2015, two customers generated 52% and 13% of our revenue. During the nine months ended April 30, 2014, those same customers generated 0% and 100% of our revenue. As of April 30, 2015, those two customers represented 86% and 0% of accounts receivable.

All of the Company’s inventory was manufactured by a single supplier during the nine months ended April 30, 2015. The Company believes that, in the event that its significant customers are unable to continue to purchase the Company’s product, there are a substantial number of alternative buyers for its product at a competitive price. The Company believes that, in the event that its supplier is unable to continue to supply the Company’s product, there are alternative suppliers for its product at a competitive price.

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, April 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Note 4. Advances

During the nine months ended April 30, 2015, the Company received net, non-interest bearing advances from Vista View Ventures Inc. totaling $867,488. No amounts were due under these advances as of April 30, 2015 and July 31, 2014. These advances are not collateralized, non-interest bearing and are due on demand.

Note 5. Convertible Notes Payable

Convertible notes payable due to Vista View Ventures Inc. consisted of the following at April 30, 2015 and July 31, 2014:

	April 30, 2015	July 31, 2014
Convertible note payable in the original principal amount of $516,920, issued October 31, 2013 and due October 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share	$320,445	$424,415
Convertible note payable in the original principal amount of $83,265, issued November 30, 2013 and due November 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	83,265	83,265
Convertible note payable in the original principal amount of $117,719, issued January 1, 2014 and due January 1, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	117,719	117,719
Convertible note payable in the original principal amount of $401,075, issued July 31, 2014 and due July 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	401,075	401,075
Convertible note payable in the original principal amount of $331,561, issued October 31, 2014 and due October 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	331,561	—
Convertible note payable in the original principal amount of $269,815, issued January 31, 2015 and due January 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	269,815	—
Convertible note payable in the original principal amount of $266,112, issued April 30, 2015 and due April 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.90 per share	266,112	—
Total convertible notes payable	1,789,992	1,026,474

Less: current portion of convertible notes payable	(521,429)	—
Less: discount on noncurrent convertible notes payable	(1,140,005)	(955,723)
Long-term convertible notes payable, net of discount	$128,558	$70,751

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

Convertible notes issued

During the nine months ended April 30, 2015, the Company signed $867,488 of convertible promissory notes that refinance non-interest bearing advances into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest. The convertible promissory note and unpaid accrued interest are convertible into common stock at the option of the holder.

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized discounts for beneficial conversion features in the amount of $867,488. The discount is amortized over the life of the notes using the effective interest method.

Conversions into Common Stock

During nine months ended April 30, 2015, the holders of the convertible note payable dated October 31, 2013 elected to convert principal of $103,970 and accrued interest of $16,060 into 60,000 shares of common stock.

Note 6. Convertible Note Payable to Related Party

On March 31, 2015, the Company issued a convertible note payable for $330,349 to Bloise International Corporation, a significant shareholder of the Company. The note proceeds were used to reduce our accounts payable by the same amount. The note matures on March 31, 2017. This note is unsecured, bears interest at 10% and is convertible into shares of common stock at a rate of $0.40 per share.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be greater than the market value of underlying common stock at the inception of the note. As a result, we determined that no beneficial conversion feature was necessary on this note.

Note 7. Commitments

The Company has an arrangement with a third party whereby the third party provides the Company with office space, legal services, accounting services, fundraising and management services. During the nine months ending April 30, 2015, the Company incurred $163,978 of fees related to the third party. At April 30, 2015, no amounts were owed for these services.  During the nine months ended April 30, 2015, $330,349 in accounts payable owed to the third party were converted into a convertible note payable to a related party. See Note 6.

Note 8. The Jaxon Investment Agreement

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

No amounts have been requested by the Company or funded under the Jaxon Investment Agreement. Jaxon is not obligated to purchase our common stock under the Jaxon Investment Agreement until the registration statement is declared effective. The registration statement was declared effective on December 8, 2014. On March 3, 2015, the Company withdrew the registration statement which registered the shares issuable under the Jaxon Investment Agreement. As a result, Jaxon is currently not obligated to purchase our common stock.

Note 9. Stockholders’ Equity

On March 31, 2015, the Company reincorporated from Florida to Nevada. The Company’s board of directors and majority shareholder consented to the reincorporation. Each of our shareholders on the record date received one share of the Nevada Company’s common stock for each 100 shares of common stock they own in the Florida company. The information contained herein gives retroactive effect to the stock split for all periods presented.  Fractional shares were rounded up to the next whole share, and each shareholder received at least five shares.  Following the reincorporation, the Company is authorized to issue 480 million shares of common stock and 20 million shares of preferred stock, each with a par value of $0.001 per share.

At April 30, 2015, the Company had 146,046,822 potentially issuable common shares with exercise prices ranging from $0.01 per share to $0.90 per share.  The exercise prices of the convertible debt was not modified as a result of the reincorporation and the stock split.  At April 30, 2015, the average exercise price of all convertible debt and convertible debt - related party outstanding is $0.02 per share.

Note 10. Subsequent Events

On June 1, 2015, Bloise International Corporation converted its note payable of $330,349 into 825,872 shares of common stock ($0.40 per share) in accordance with the terms of the note.

During the period from May 1, 2015 until the issuance of this report, the holders of the convertible note payable dated October 31, 2013 elected to convert accrued interest of $2,960 into 148,000 shares of common stock ($0.02 per share) in accordance with the terms of the note.

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

Top Shelf currently markets and sells RWB Ultra Premium Handcrafted Vodka (“RWB Vodka”). RWB Vodka is a potato-based, gluten-free vodka, which is currently distributed in North America and sold by a growing number of retailers.

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

Market and Competition

Vodka now represents almost one quarter of all spirits consumed in the United States. The market opportunity for the spirits market is vast; however, we face competition from other companies that are much larger than we are and have longer operating histories. We continue to work to expand our brand recognition and increase distribution of our product.

Employees

The Company has three employees. Our employees do not have written employment agreements. We have no collective bargaining agreements.

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

Results of Operations

Nine months ended April 30, 2015 compared to the nine months ended April 30, 2014.

Revenue

Revenue increased to $85,895 for the nine months ended April 30, 2015, compared to $14,837 for the nine months ended April 30, 2014 because in the past year we have grown our client base and distribution network. When we first started marketing RWB Vodka, we sold our product through only a single distributor. During the six months ended January 31, 2015, we began to sell RWB Vodka directly to retail outlets and have discontinued selling through a distributor.

Cost of Goods Sold

Cost of goods sold increased to $70,550 for the nine months ended April 30, 2015, compared to $9,605 for the comparable period in 2014 as a result of the increase in revenue. The increase is due to higher volume sales.

Gross Profit

Gross profit increased to $15,345 for the nine months ended April 30, 2015, compared to $5,232 for the nine months ended April 30, 2014. This is a result of the increases in revenue partially offset by the increase in cost of goods sold discussed above.

General and Administrative Expenses

We recognized general and administrative expenses of $1,098,944 and $697,775 for the nine months ended April 30, 2015 and 2014, respectively. The increase was due to higher professional fees (which include management fees) related to expanding our distribution network.

Interest Expense

Interest expense increased from $131,614 for the nine months ended April 30, 2014 compared to $427,798 for the nine months ended April 30, 2015. Interest expense for the nine months ended April 30, 2015 included amortization of discount on convertible notes of $329,354, compared to $87,395 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,511,397 for the nine months ended April 30, 2015 as compared to $824,157 for the comparable period of 2014. The increase in the net loss was primarily the result of increased professional fees (which include management fees) related to the expansion of our distribution network and higher interest expense.

Three months ended April 30, 2015 compared to the three months ended April 30, 2014.

Revenue

Revenue increased to $34,885 for the three months ended April 30, 2015, compared to $3,801 for the three months ended April 30, 2014 because in the past year we have grown our client base and distribution network. When we first began marketing RWB Vodka, we sold our product through only a single distributor. During the current fiscal year, we began to sell RWB Vodka directly to retail outlets and have discontinued selling through a distributor.

Cost of Goods Sold

Cost of goods sold increased to $32,583 for the three months ended April 30, 2015, compared to $2,473 for the comparable period in 2014 because of higher volume sales.

Gross Profit

Gross profit increased to $2,302 for the three months ended April 30, 2015, compared to $1,328 for the three months ended April 30, 2014. This is a result of the increases in revenue partially offset by the increase in cost of goods sold discussed above.

General and Administrative Expenses

We recognized general and administrative expenses of $383,088 and $230,690 for the three months ended April 30, 2015 and 2014, respectively. The increase was due to higher professional fees (which include management fees) related to expanding our distribution network.

Interest Expense

Interest expense increased from $95,108 for the three months ended April 30, 2014 to $137,730 for the three months ended April 30, 2015. This is due to amortization of the discount on our convertible notes the interest expense on convertible note we issued during the period.

Net Loss

We incurred a net loss of $508,516 for the three months ended April 30, 2015 as compared to $324,470 for the comparable period of 2014. The increase in the net loss was primarily the result of increased professional fees (which include management fees) related to the expansion of our distribution network and higher interest expense.

Liquidity and Capital Resources

At April 30, 2015, we had cash on hand of $40,679. The Company has negative working capital of $313,377. Net cash used in operating activities for the nine months ended April 30, 2015 was $831,777. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain funds when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of April 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of April 30, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended April 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3)(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 25, 2011.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(4)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: June 22, 2015	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director