Form 10-K
period 2015-07-31
ARISTOCRAT GROUP CORP.
filed 2015-11-16
CIK 1527027

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55073

ARISTOCRAT GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-2801371
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

6671 South Las Vegas Boulevard, Suite 210 Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-761-6866

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC QB

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

Yes ☐ No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2015 was $1,952,089.

There were 2,655,557 shares of the Registrant’s common stock outstanding as of November 9, 2015.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “ASCC,” “our,” and “us” refers to Aristocrat Group Corp., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

Aristocrat Group Corp. was incorporated on July 20, 2011 in Florida.

On April 1, 2015, the Company reincorporated from Florida to Nevada. The Company’s board of directors and majority shareholder consented to the reincorporation. Each of our shareholders on the record date received one share of the Nevada company’s common stock for each 100 shares of common stock they own in the Florida company. Fractional shares will be rounded up to the next whole share, and each shareholder will receive at least five shares. The Nevada company is authorized to issue 480 million shares of common stock and 20 million shares of preferred stock, each with a par value of $0.001 per share. The board of directors and officers of the Nevada company consist of the same persons who are currently directors and officers

On February 3, 2015, our board of directors adopted the 2015 Omnibus Equity Incentive Plan.

On October 17, 2012, we formed Luxuria Brands LLC as a wholly owned subsidiary. On January 10, 2013, we formed Level Two Holdings, LLC as our wholly owned subsidiary. On January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly owned subsidiary.

Top Shelf is focused on developing our distilled spirits line of business and currently markets and sells RWB Ultra Premium Handcrafted Vodka (“RWB Vodka”).

Top Shelf has a wholesalers license in the State of Texas and currently markets and sells RWB Vodka. RWB Vodka is a potato-based gluten-free vodka, which is currently distributed in North America and sold by a growing number of retailers.

Our fiscal year end is July 31.

Business Strategy

Aristocrat Group is concentrating on the distilled spirits industry, with a current focus on the vodka segment. Vodka accounts for almost one quarter of all distilled spirits sales and continues to grow. Selecting this distilled spirits sector enables Aristocrat to enter into a large diverse market with broad appeal and several similar supporting categories, such as the music industry and motor sports.  These two sectors are suitable for cross-promotion and present many original opportunities for partnership, sponsorship and brand awareness activities.

Sales and Marketing Strategy

Currently our products are distributed in the United States and Canada.  Our goal is to increase distribution throughout these areas by entering into strategic distribution partnerships with major distributors and increasing brand awareness.  With 19 domestic and international awards, we believe that RWB Vodka is the most awarded American vodka.

Products

Aristocrat Group currently owns the RWB Vodka label and is in the process of launching another brand, the Big Box Vodka, an ultra-premium, winter wheat vodka (expected launch, December 2015). Due to its innovative packaging, we expect Big Box Vodka to create a brand new segment in the distilled spirits industry.

Market

Vodka accounts for almost one quarter of all distilled spirits sales and continues to grow. Selecting this distilled spirits sector enables Aristocrat to enter into a large diverse market with various cross-branding opportunities.

Competition

The company faces competition from other domestic and imported non-flavored vodka brands.  With that in mind, Aristocrat focused on branding a potato-based, gluten-free ultra-premium brand that has received wide recognition by participating in, and being awarded at, nearly every tasting competition in the last two years. With 19 domestic and international awards, we believe that RWB Vodka is the most awarded American vodka on the market today.

The Company’s second brand, the Big Box Vodka, is being positioned to create a new brand segment in the distilled spirits industry by providing an ultra-premium vodka in an innovative packaging that will fit perfectly in the current vodka segment lacking similar delivery solutions.

Employees and Employment Agreements

We have three employees. None of our employees has a written employment agreement. We have no collective bargaining agreements with our employees.

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We maintain our corporate offices at 6671 South Las Vegas Boulevard, Suite 210, Las Vegas, Nevada 89119. Our telephone number is 702-761-6866.

We rent a warehouse and an executive office suite in Houston, Texas.

We rent a small office in Vancouver, British Columbia, Canada.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “ASCC” in November 2015. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended July 31, 2015
Quarter ended July 31, 2015	$3.00	$0.51
Quarter ended April 30, 2015	$5.20	$1.50
Quarter ended January 31, 2015	$6.00	$1.50
Quarter ended October 31, 2014	$5.64	$1.00

Fiscal Year Ended July 31, 2014
Quarter ended July 31, 2014	$8.99	$3.00
Quarter ended April 30, 2014	$28.00	$6.13
Quarter ended January 31, 2014	$25.00	$5.50
Quarter ended October 31, 2013	$41.00	$17.50

Holders

As of the date of this filing, there were five holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on November 9, 2015, as quoted by OTC Markets Group, Inc., was $0.8499. There were 2,655,557 shares of common stock issued and outstanding as of November 9, 2015. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended July 31, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On April 17, 2015, our reincorporation from Florida to Nevada resulted in a one-for-100 reverse stock split. Each shareholder received one share in the Nevada corporation for every 100 shares he held in the Florida corporation. Fractional shares were rounded up to the nearest whole share, and each shareholder received at least five shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of July 31, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	10,000,000

Equity compensation plans not approved by security holders (1)	—	—	—

Total	—	—	10,000,000

Preferred Stock

Our authorized preferred stock consists of 20,000,000 shares of $0.001 par value. On June 12, 2015,

As of the date of this report, there are 1,000,000 shares of preferred stock outstanding. On June 9, 2015, our Board of Directors designated 1,000,000 shares as Series E. Our Series E preferred shares are subordinate to our common shares. The Series E preferred shares are ineligible to receive dividends and do not participate in liquidations. The outstanding shares of Series E preferred share have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holder of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

On June 12, 2015, we issued 1,000,000 shares of Series E preferred stock to Bloise International Corporation (“Bloise”) for compensation in a control transaction. At the time of the issuance, Bloise was a significant shareholder of the company who owned 62.2% of our outstanding common shares. Bloise is a Panama corporation whose beneficial owner is Ilya Solodov.

Recent Sales of Unregistered Securities

During the quarter ended July 31, 2015, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed below:

On June 1, 2015, we issued 825,872 shares of common stock upon conversion of $330,349.

On June 2, 2015, we issued 76,000 shares of common stock upon conversion of $1,520.

On June 5, 2015, we issued 72,000 shares of common stock upon conversion of $1,440.

On June 29, 2015, we issued 50,000 shares of common stock upon conversion of $1,000.

On July 8, 2015, we issued 30,000 shares of common stock upon conversion of $600.

On July 17, 2015, we issued 82,000 shares of common stock upon conversion of $1,640.

On July 23, 2015, we issued 32,450 shares of common stock upon conversion of $649.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

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

Background of our Company

Aristocrat Group Corp. was incorporated on July 20, 2011 in Florida.

On April 1, 2015, the Company reincorporated from Florida to Nevada. The Company’s board of directors and majority shareholder consented to the reincorporation. Each of our shareholders on the record date received one share of the Nevada company’s common stock for each 100 shares of common stock they own in the Florida company. Fractional shares will be rounded up to the next whole share, and each shareholder will receive at least five shares. The Nevada company is authorized to issue 480 million shares of common stock and 20 million shares of preferred stock, each with a par value of $0.001 per share. The board of directors and officers of the Nevada company consist of the same persons who are currently directors and officers

On February 3, 2015, our board of directors adopted the 2015 Omnibus Equity Incentive Plan.

On October 17, 2012, we formed Luxuria Brands LLC as a wholly owned subsidiary. On January 10, 2013, we formed Level Two Holdings, LLC as our wholly owned subsidiary. On January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly owned subsidiary.

Top Shelf is focused on developing our distilled spirits line of business and currently markets and sells RWB Ultra Premium Handcrafted Vodka (“RWB Vodka”).

Our fiscal year end is July 31.

Plan of Operations

We believe we do not have adequate funds to execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of July 31, 2015, we had cash on hand of $7,411.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $2,178,676 for the year ended July 31, 2015. We had a working capital deficit of $642,122 as of July 31, 2015. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended July 31, 2015 was $1,140,506.

We continue to rely on advances to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Fiscal year ended July 31, 2015 compared to the fiscal year ended July 31, 2014.

Revenue

Revenue increased to $114,433 for the year ended July 31, 2015, compared to $26,539 for the year ended July 31, 2014. The increase is primarily due to increase market awareness of our product. We have also expanded our distribution territory during fiscal year 2015.

Cost of Goods Sold

Cost of Goods Sold increased to $94,210 for the year ended July 31, 2015, compared to $25,334 for the comparable period in 2014. This is driven by the increased sales volume.

Gross Profit

Revenue increased to $20,223 for the year ended July 31, 2015, compared to $1,205 for 2014. This is due to increased market awareness of the product, expanded distribution territory, and improved gross profit margins on our vodka sales.

Sales and Marketing Expenses

We recognized sales and marketing expenses of $480,612 and $382,165 for the year ended  July 31, 2015 and 2014, respectively. During the year ended  July 31, 2015, we increased the number of promotional events and increased our sponsorship. This was offset by a decline in traditional advertising.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $1,079,373 and $626,125 for the year ended  July 31, 2015 and 2014, respectively. This was driven by additional costs for third-party sales persons to promote RWB vodka in new geographies. It is supplemented by increased professional fees for administrative services.

Interest Expense

Interest expense increased  from $365,275 for the year ended  July 31, 2014 to $638,914 for the year ended  July 31, 2015. Interest expense for the year ended July 31, 2015 included $492,449 for amortization of discount on convertible notes payable in the amount of, compared to $302,409 for the comparable period of 2014. This is due to both the higher average debt balances and higher conversions on our convertible debt.

The remaining increase is due to higher contractual interest expenses on our convertible notes payable, which had a higher average balance in fiscal year 2015 than in fiscal year 2014.

Net Loss

We incurred a net loss of $2,178,676 for the year ended  July 31, 2015 as compared to $1,372,360 for the comparable period of 2014. The increase in the net loss was mainly drive by increases in interest expense and professional fees.

Liquidity and Capital Resources

We anticipate needing approximately of $400,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $642,122.

As of July 31, 2015, we had $7,411 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2015 and 2014. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended July 31, 2015, the Company had a net loss of $2,178,676 and generated negative cash flow from operations in the amount of $1,140,506. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Aristocrat Group Corp.

Consolidated Financial Statements

July 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aristocrat Group Corp

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Aristocrat Group Corp and its subsidiaries (collectively the “Company”) as of July 31, 2015, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aristocrat Group Corp and their subsidiaries as of July 31, 2015, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations and has negative operating cash flows, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

November 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aristocrat Group Corp.

Miramar Beach, Florida

We have audited the accompanying consolidated balance sheet of Aristocrat Group Corp. as of July 31, 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Aristocrat Group Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aristocrat Group Corp., as of July 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

November 13, 2014

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2015	July 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,411	$13,103
Accounts receivable	8,585	7,770
Prepaid expenses	37,103	57,168
Inventory	10,365	14,906
Total current assets	63,464	92,947

Fixed assets net of accumulated depreciation of $1,520 and $0, respectively	6,615	—
Security Deposits	1,367	1,367
TOTAL ASSETS	$71,446	$94,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$210,793	$307,084
Current portion of convertible notes payable, net of discount of $512,883 and $0, respectively	409,518	—
Current portion of accrued interest payable	85,275	—
Total current liabilities	705,586	307,084

Convertible notes payable, net of discount of $1,093,340 and $955,723, respectively.	49,609	70,751
Accrued interest payable	44,886	12,196
Accrued interest payable to related party	5,611	—
TOTAL LIABILITIES	805,692	390,031

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.0010 par value; 480,000,000 and 480,000,000 shares authorized; 2,010,628 and 780,418 shares issued and outstanding at July 31, 2015 and July 31, 2014, respectively	2,011	780
Series E Preferred Stock, $0.0010 stated value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at July 31, 2015 and July 31, 2014, respectively	1,000	—
Additional paid-in capital	3,382,525	1,644,609
Accumulated deficit	(4,119,782)	(1,941,106)
Total stockholders’ equity (deficit)	(734,246)	(295,717)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,446	$94,314

On April 17, 2015, we effected a one-for-100 reverse stock split. All share and per share amounts have been restated.

The accompany notes are an integral part of these consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31,
	2015	2014

REVENUE	$114,433	$26,539
COST OF GOODS SOLD	94,210	25,334

GROSS PROFIT	20,223	1,205

OPERATING EXPENSES
Sales and marketing expenses	480,612	382,165
General and administrative expenses	1,079,373	626,125

LOSS FROM OPERATIONS	(1,539,762)	(1,007,085)

OTHER INCOME (EXPENSE)
Interest expense	(638,914)	(365,275)

NET LOSS	$(2,178,676)	$(1,372,360)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(2.20)	$(2.12)

COMMON SHARES OUTSTANDING Basic and fully diluted	988,456	647,245

On April 17, 2015, we effected a one-for-100 reverse stock split. All share and per share amounts have been restated.

The accompany notes are an integral part of these consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, July 20, 2011	622,500	$622	—	$—	209,953	$(568,746)	$(358,171)

Common shares issued for conversion of notes	157,918	158	—	—	315,677	—	315,835
Discount on issuance of convertible notes	—	—	—	—	1,118,979	—	1,118,979
Net loss	—	—	—	—	—	(1,372,360)	(1,372,360)

BALANCE, July 31, 2014	780,418	$780	—	$—	1,644,609	$(1,941,106)	$(295,717)

Common shares issued for conversion of notes	402,450	403	—	—	126,446	—	126,849
Common shares issued for conversion of notes to related party	825,872	826	—	—	329,523	—	330,349
Discount on issuance of convertible notes	—	—	—	—	1,142,949	—	1,142,949
Preferred shares issued for control transaction	—	—	1,000,000	1,000	139,000	—	140,000
Share rounding on reverse split	1,888	2	—	—	(2)	—	—
Net Loss	—	—	—	—	—	(2,178,676)	(2,178,676)

BALANCE, July 31, 2015	2,010,628	$2,011	1,000,000	$1,000	$3,382,525	$(4,119,782)	$(734,246)

On April 17, 2015, we effected a one-for-100 reverse stock split. All share and per share amounts have been restated.

The accompany notes are an integral part of these consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,178,676)	$(1,372,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	492,449	302,409
Depreciation & amortization	1,520	—
Preferred stock issued for control transaction	140,000	—
Changes in operating assets and liabilities:
Accounts receivable	(815)	(7,770)
Inventory	4,541	(14,906)
Prepaid expenses	20,065	31,441
Accounts payable and accrued liabilities	233,945	204,210
Accrued interest payable	140,854	62,867
Accrued interest payable to related party	5,611	—
NET CASH USED IN OPERATING ACTIVITIES	(1,140,506)	(794,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(8,135)	—
NET CASH USED IN INVESTING ACTIVITIES	(8,135)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	1,142,949	602,059
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,142,949	602,059

NET INCREASE (DECREASE) IN CASH	(5,692)	(192,050)

CASH, at the beginning of the period	13,103	205,153

CASH, at the end of the period	$7,411	$13,103

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$1,142,949	$1,118,979
Beneficial conversion on convertible note payable	$1,142,949	$1,118,979
Conversion of convertible notes payable	$126,849	$315,835
Conversion of convertible notes payable to related party	$330,349	$—
Convertible note issued for reduction in accounts payable	$330,349	$—

The accompany notes are an integral part of these consolidated financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

Note 1. General Organization and Business

Overview

Aristocrat Group Corp. was incorporated on July 20, 2011 in Florida.

On April 1, 2015, the Company reincorporated from Florida to Nevada. The Company’s board of directors and majority shareholder consented to the reincorporation. Each of our shareholders on the record date received one share of the Nevada company’s common stock for each 100 shares of common stock they own in the Florida company. Fractional shares will be rounded up to the next whole share, and each shareholder received at least five shares. The Nevada company is authorized to issue 480 million shares of common stock and 20 million shares of preferred stock, each with a par value of $0.001 per share. The board of directors and officers of the Nevada company consists of the same persons who are currently directors and officers

On February 3, 2015, our board of directors adopted the 2015 Omnibus Equity Incentive Plan.

On October 17, 2012, we formed Luxuria Brands LLC as a wholly owned subsidiary. On January 10, 2013, we formed Level Two Holdings, LLC as our wholly owned subsidiary. On January 15, 2013, we formed Top Shelf Distributing, LLC (“Top Shelf”) as our wholly owned subsidiary.

Top Shelf is focused on developing our distilled spirits line of business and currently markets and sells RWB Ultra Premium Handcrafted Vodka (“RWB Vodka”).

Our fiscal year end is July 31.

Note 2. Going Concern

For the year ended July 31, 2015, the Company had a net loss of $2,178,676 and negative cash flow from operating activities of $1,140,506. As of July 31, 2015, the Company had negative working capital of $642,122. Management does not anticipate having positive cash flow from operations in the near future.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $7,411 and $13,103 at July 31, 2015 and July 31, 2014, respectively.

Accounts Receivable

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of July 31, 2015 and 2014, the Company had no allowance for bad debt.

Inventory

Inventory consists solely of finished goods, which consist entirely of bottled vodka. Inventory is recorded at weighted average cost.

Fixed Assets

Our fixed assets include a trailer which was acquired during the year ended July 31, 2015. We depreciate the trailer over a five-year life using the straight-line depreciation method. During the year ended July 31, 2015, we recognized depreciation expense of $1,520.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. During the years ended July 31, 2015 and 2014, the Company has not recognized any impairment loss.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Sales of RWB Vodka are recognized when the product has been delivered to the purchaser.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of at July 31, 2015 or July 31, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the year ended July 31, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended July 31, 2015 and 2014, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At July 31, 2015, the Company had 148,683,079 potentially issuable shares upon the conversion of convertible notes payable and interest.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Significant Concentrations

During the year ended July 31, 2015, two customers generated 53% and 10% of our revenue. During the year ended July 31, 2014, those same customers generated 0% and 100% of our revenue. As of July 31, 2015, those two customers represented 95% and 0% of accounts receivable. All accounts receivable from these customers were received subsequent to the end of the period.

All of the Company’s inventory was manufactured by a single supplier during the year ended July 31, 2015. The Company believes that, in the event that its significant customers are unable to continue to purchase the Company’s product, there are a substantial number of alternative buyers for its product at a competitive price. The Company believes that, in the event that its supplier is unable to continue to supply the Company’s product, there are alternative suppliers for its product at a competitive price.

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

Note 4. Advances

During the years ended July 31, 2015 and 2014, the Company received net, non-interest bearing advances from Vista View Ventures Inc. totaling $1,142,949 and $602,059, respectively. No amounts were due under these advances as of July 31, 2015 and July 31, 2014. These advances are not collateralized, non-interest bearing and are due on demand. The advances were paid from Vista View Ventures, Inc. to KM Delaney and Assoc. (See Note 9) (“KMDA”) and then by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes payable on a quarterly basis as discussed below.

Note 5. Convertible Notes Payable

Convertible notes payable due to Vista View Ventures Inc. consisted of the following at July 31, 2015 and July 31, 2014:

	July 31, 2015	July 31, 2014

Convertible note in the original principal amount of $516,920, issued October 31, 2013 and due October 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share	$320,342	$424,415
Convertible note in the original principal amount of $83,265, issued November 30, 2013 and due November 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	83,265	83,265
Convertible note in the original principal amount of $117,719, issued January 1, 2014 and due January 1, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	117,719	117,719
Convertible note in the original principal amount of $401,075, issued July 31, 2014 and due July 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	401,075	401,075
Convertible note in the original principal amount of $331,561, issued October 31, 2014 and due October 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	331,561	—
Convertible note in the original principal amount of $269,815, issued January 31, 2015 and due January 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.025 per share	269,815	—
Convertible note in the original principal amount of $266,112, issued April 30, 2015 and due April 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.90 per share	266,112	—
Convertible note in the original principal amount of $275,461, issued July 31, 2015 and due July 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.80 per share.	275,461	—
Total convertible notes payable	2,065,350	1,026,474

Less: current portion of convertible notes payable	(922,401)	—
Less: discount on noncurrent convertible notes payable	(1,093,340)	(955,723)
Long-term convertible notes payable, net of discount	$49,609	$70,751

Current portion of convertible notes payable	922,401	—
Less: discount on current convertible notes payable	(512,883)	—
Long-term convertible notes payable, net of discount	$409,518	$—

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

In connection with the one-for-100 reverse common stock split on April 17, 2015, the conversion rates of the outstanding convertible notes payable were not modified. As a result, in the event all potentially issuable shares were converted, the holders of the existing notes at July 31, 2015 would be issued 148,669,051 shares of common stock representing approximately 98% of the Company’s total shares outstanding on an if-converted basis. The holders of the notes are limited to holding no greater than 4.99% of the common stock at any time.

Convertible notes issued

During the year ended July 31, 2015, the Company signed convertible promissory notes that refinance non-interest bearing advances into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest. The convertible promissory note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Discount
October 31, 2014	October 31, 2016	10%	$0.01	$331,561	$331,561
January 31, 2015	January 31, 2017	10%	$0.01	269,815	269,815
April 30, 2015	April 30, 2017	10%	$0.90	266,112	266,112
July 31, 2015	July 31, 2017	10%	$0.80	275,461	275,461
Total				$$1,142,949	$$1,142,949

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

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized discounts for beneficial conversion features as shown in the table above. The discount is amortized over the life of the notes using the effective interest method. The Company amortized $492,449 and $302,409 of the discount on the convertible notes payable to interest expense during the years ended July 31, 2015 and 2014, respectively.

Conversions into Common Stock

Vista View Ventures Inc. periodically sells or assigns a portion of its interest in the outstanding principal and interest of the Convertible Note Payable dated October 31, 2013 to three unrelated entities in accordance with the existing terms of the note. During the year ended July 31, 2015, Montego Blue Enterprises Corporation, THM Consulting Corp., and Jaxon Group Corp. received assignments of $61,440, $1,640 and $649, respectively. All of the debt assigned was converted into shares of common stock and is included in the table below.

During year ended July 31, 2015, the holders of the Convertible Note Payable dated October 31, 2013 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.02 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
December 8, 2014	$60,000	30,000
December 9, 2014	60,000	30,000
June 2, 2015	1,520	76,000
June 5, 2015	1,440	72,000
June 29, 2015	1,000	50,000
July 8, 2015	600	30,000
July 17, 2015	1,640	82,000
July 23, 2015	649	32,450
Total	$126,849	402,450

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

Note 6. Convertible Note Payable to Related Party

On March 31, 2015, we issued a convertible note payable for $330,349 to Bloise International Corporation (“Bloise”), a significant shareholder of the Company. The note proceeds were used to reduce our accounts payable by the same amount. The note matures on March 31, 2017. This note is unsecured, bears interest at 10% and is convertible into shares of common stock at a rate of $0.40 per share. As discussed below, all principal on the note was fully converted and is no longer outstanding as of July 31, 2015.

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

Conversions into Common Stock

On June 1, 2015, Bloise International Corporation elected to convert $330,349 of principal into 825,872 shares of our common stock at a rate of $0.40 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion. As of July 31, 2015, we owed Bloise $5,611 of accrued interest on the note.

Note 7. Debt Repayment Commitments

We have commitments to repay the following debt over the next five years:

	Year ended July 31,
	2016	2017	2018	2019	2020	Total
Convertible notes	$ 922,401	$ 1,142,949	—	—	—	$ 2,065,350
Total	$ 922,401	$ 1,142,949	—	—	—	$ 2,065,350

Note 8. Stockholders’ Equity

Beneficial Conversion Discount on Convertible Notes Payable

During the years ended July 31, 2015 and 2014, we recognized beneficial conversion discounts on issuance of convertible notes payable of $1,142,949 and $1,118,979, respectively. See Note 7.

Conversion of shares

During year ended July 31, 2015, we issued 402,450 shares of common stock as a result of conversions of convertible notes payable of $126,849. The conversions were effected by the original payee of the note or its subsequent assigns as discussed in Note 5 above. During the same period we issued 825,872 shares of common stock to Bloise as a result of a conversion of a convertible note payable of $330,349. During the year ended July 31, 2014, we issued 157,918 shares of common stock as a result of conversions of convertible notes payable of $315,835.

Preferred Stock

On June 12, 2015, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.001 and ranks subordinate to the Company’s common stock. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the same date, the Company issued 1,000,000 shares of Series E preferred stock to Bloise International Corporation, a Panama corporation whose beneficial owner is Ilya Solodov (“Bloise”), for compensation in a control transaction. Prior to this transaction, Bloise owned 1,275,872 shares of common stock, or approximately 62%, of the Company. These shares were valued at $140,000 which was the estimated market value of the Series E Preferred Stock on the date of the transaction. The market value was determined by estimating the market value of the controlling interest in a public company.

Note 9. Commitments

During the years ended July 31, 2015 and 2014, KM Delaney & Assoc. (“KMDA”) has provided office space and certain administrative functions to the Company. The services provided include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As a part of the services provided to the Company, KMDA receives the advances from the lender (See Note 7.) and disburses those funds to the Company. During the years ended July 31, 2015 and 2014, KMDA billed the Company $198,858 and $169,060, respectively, for those services. At July 31, 2015, no amounts were owed for these services.

We rent office space in Las Vegas, Nevada; Houston, Texas and Vancouver, British Columbia. We also rent warehouse space in Houston, Texas. All leases are short-term with expiration dates of one year or less from the origination date.

Note 10. The Jaxon Investment Agreement

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

No amounts have been requested by the Company or funded under the Jaxon Investment Agreement. Jaxon is not obligated to purchase our common stock under the Jaxon Investment Agreement until the registration statement is declared effective. The registration statement was declared effective on December 8, 2014. On March 3, 2015, the Company withdrew the registration statement that registered the shares issuable under the Jaxon Investment Agreement.

Note 11. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended July 31, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended July 31, 2015 and 2014 are as follows.

	July 31, 2015	July 31, 2014
Tax benefit at U.S. statutory rate	$762,537	$466,602
Less: amortization of discount on convertible notes	(172,357)	(380,452)
Less: stock based compensation	(49,000)	—
Less: valuation allowance	(541,180)	(86,150)
Net tax benefit	$—	$—

As of July 31, 2015, the Company has net operating loss carryforwards of approximately $4,142,000 which begin to expire in 2022.  The use of our net operating loss carryforwards may be limited due to the change in control of the Company.

Note 12. Subsequent Events

On August 14, 2015, the holder of our convertible note dated October 31, 2013 converted $840 of accrued interest into 42,000 shares of common stock.

On August 24, 2015, the holders of our convertible note dated October 31, 2013 converted $1,770 of accrued interest into 88,500 shares of common stock.

On September 1, 2015, the holder of our convertible note dated March 31, 2015 converted $5,611 of accrued interest into 14,029 restricted shares of common stock.

On September 2, 2015, the holder of our convertible note dated October 31, 2013 converted $420 of accrued interest into 21,000 shares of common stock.

On September 11, 2015, the holders of our convertible note dated October 31, 2013 converted $1,780 of accrued interest into 89,000 shares of common stock.

On September 24, 2015, the holders of our convertible note dated October 31, 2013 converted $2,700 of accrued interest into 135,000 shares of common stock.

On October 8, 2015, the holders of our convertible note dated October 31, 2013 converted $690 of accrued interest into 34,500 shares of common stock.

On October 16, 2015, the holders of our convertible note dated October 31, 2013 converted $4,418 of accrued interest into 220,900 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended July 31, 2015 and 2014.

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

As of July 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2015

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Robert Federowicz 6671 South Las Vegas Boulevard, Suite 210 Las Vegas, Nevada 89119	45	Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director

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

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended July 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Federowicz	2015	118,462	5,000	—	—	—	—	—	123,462
CEO	2014	81,667	—	—	—	—	—	—	81,667

OUTSTANDING EQUITY AWARDS AT JULY 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Robert Federowicz	—	—	—	—	—	—	—	—	—

Cindy Morrissey	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended July 31, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of July 31, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Bloise International Corporation (1) San Francisco, 65 East Street, House No. 35 Panama City, Republic of Panama	1,275,872	63.5%

Robert Federowicz	—	0.0%

All directors and executive officers as a group (1) person.	—	0.0%

(1)

The beneficial owner of Bloise Internation Corporation is Ilya Solodov. In addition to the 1,275,872 shares of common s tock owned, Bloise International Corporation also owns 1,000,000 shares of the Company’s Series E preferred stock. The outstanding shares of Series E preferred share have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, Bloise International Corporation has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 31, 2015, we issued a $330,349 convertible note to Bloise International Corporation (“Bloise”). In return, Bloise paid $330,349 of our outstanding accounts payable. The note matures on March 31, 2017, bears interest at 10% per year and is convertible into common shares at a rate of $0.40 per share. Bloise is owned by Ilya Solodov.

On June 1, 2015, Bloise elected to convert $330,349 of principal on the note into 825,872 shares of common stock.

On June 12, 2015, we issued 1,000,000 shares of Series E preferred stock to Bloise for a control transaction. We valued the shares issued at $140,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, Malone Bailey LLP and GBH CPAs, PC, for the years ended July 31, 2015 and 2014:

	2015	2014
Audit Fees to GBH CPAs, PC	$31,410	$25,890
Audit Fees to Malone Bailey LLC	$13,000	$—

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$44,410	25,890

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Malone Bailey, LLP and GBH CPAs, PC described above were approved by our Board.

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

Aristocrat Group Corp.

Date: November 16, 2015	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director