Form 10-Q
period 2015-10-31
ARISTOCRAT GROUP CORP.
filed 2015-12-21
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 21, 2015, 2,833,557 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Aristocrat Group Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2015	July 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,816	$7,411
Accounts receivable	2,224	8,585
Prepaid expenses	48,853	37,103
Inventory	53,258	10,365
Total current assets	113,151	63,464

Fixed assets net of accumulated depreciation of $1,929 and $1,520, respectively	6,206	6,615
Security deposits	1,367	1,367
TOTAL ASSETS	$120,724	$71,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$108,044	$210,793
Advances payable	18,385	—
Current portion of convertible notes payable, net of discount of $587,765 and $512,883, respectively	666,197	409,518
Current portion of accrued interest payable	129,063	85,275
Total current liabilities	921,689	705,586

Convertible notes payable, net of discount of $1,287,519 and $1,093,340, respectively	44,991	49,609
Accrued interest payable	40,539	44,886
Accrued interest payable to related party	—	5,611
TOTAL LIABILITIES	1,007,219	805,692

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized; 2,655,557 and 2,010,628 shares issued and outstanding at October 31, 2015 and July 31, 2015, respectively	2,656	2,011
Preferred Stock, $0.001 stated value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at October 31, 2015 and July 31, 2015	1,000	1,000
Additional paid-in capital	3,921,231	3,382,525
Accumulated deficit	(4,811,382)	(4,119,782)
Total stockholders’ deficit	(886,495)	(734,246)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$120,724	$71,446

The accompanying notes are an integral part of these unaudited financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended October 31,
	2015	2014

REVENUE	$14,301	$24,840
COST OF GOODS SOLD	11,285	17,681
GROSS PROFIT	3,016	7,159

OPERATING EXPENSES
Sales and marketing expenses	122,232	127,291
General and administrative expenses	268,264	213,145
Total operating expenses	390,496	340,436

LOSS FROM OPERATIONS	(387,480)	(333,277)

OTHER INCOME (EXPENSE)
Interest expense	(304,120)	(74,269)

NET LOSS	$(691,600)	$(407,546)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.30)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	2,281,571	780,418

The accompanying notes are an integral part of these unaudited financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, July 31, 2015	2,010,628	$2,011	1,000,000	$1,000	$3,382,525	$(4,119,782)	$(734,246)

Common stock issued for conversion of debt	630,900	631	—	—	11,987	—	12,618
Common stock issued for conversion of related party debt	14,029	14	—	—	5,597	—	5,611
Discount on issuance of convertible note payable	—	—	—	—	521,122	—	521,122
Net Loss	—	—	—	—	—	(691,600)	(691,600)

BALANCE, October 31, 2015	2,655,557	$2,656	1,000,000	$1,000	$3,921,231	$(4,811,382)	$(886,495)

The accompanying notes are an integral part of these unaudited financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended October 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(691,600)	$(407,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	252,061	48,395
Depreciation	409	249

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	6,361	(9,468)
Inventory	(42,893)	(79,130)
Prepaid expenses	(11,750)	51,698
Accounts payable and accrued liabilities	(102,749)	45,513
Accrued interest payable	52,059	25,873
NET CASH USED IN OPERATING ACTIVITIES	(538,102)	(324,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(8,135)
NET CASH USED IN INVESTING ACTIVITIES	—	(8,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	539,507	331,561
NET CASH PROVIDED BY FINANCING ACTIVITIES	539,507	331,561

NET INCREASE (DECREASE) IN CASH	1,405	(990)

CASH, at the beginning of the period	7,411	13,103

CASH, at the end of the period	$8,816	$12,113

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$521,122	$331,561
Noncurrent convertible notes payable reclassified to current convertible notes payable	$331,561	$—
Beneficial conversion discount on convertible note payable	$521,122	$331,561
Conversion of convertible notes payable into common stock	$12,618	$—
Conversion of convertible note payable to related party into common stock	$5,611	$—

The accompanying notes are an integral part of these unaudited financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

Note 1. General Organization and Business

Aristocrat Group Corp., a Nevada corporation, was incorporated on July 20, 2011. Our year-end is July 31.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended October 31, 2015, the Company had a net loss of $691,600 and negative cash flow from operating activities of $538,102. As of October 31, 2015, the Company had negative working capital of $808,538. Management does not anticipate having positive cash flow from operations in the near future.

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

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month period ended October 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2016.

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

Significant Concentrations

During the three months ended October 31, 2015, two customers generated 44% and 9% of our revenue. As of October 31, 2015, those two customers represented 4% and 0% of our accounts receivable. All accounts receivable from these customers were received subsequent to the end of the period.

All of the Company’s inventory was manufactured by a single supplier during the three months ended October 31, 2015. The Company believes that, in the event that its significant customers are unable to continue to purchase the Company’s product, there are a substantial number of alternative buyers for its product at a competitive price. The Company believes that, in the event that its supplier is unable to continue to supply the Company’s product, there are alternative suppliers for its product at a competitive price.

Note 4. Related Party Transaction

On September 1, 2015, Bloise International Corporation, a significant shareholder of the Company, converted $5,611 of accrued interest on a convertible note into 14,029 shares of our common stock.

Note 5. Advances

During the three months ended October 31, 2015 and 2014, the Company received net, non-interest bearing advances totaling $539,507 and $331,561, respectively. Vista View Ventures, Inc. provided $521,122 and $331,561 of these advances for the three months ended October 31, 2015 and 2014, respectively. These advances are not collateralized, non-interest bearing and are due on demand. The advances were paid from Vista View Ventures Inc. to KM Delaney and Assoc. (See Note 8.) (“KMDA”) and then by KMDA to the Company on behalf of Vista View Ventures Inc. These advances are typically converted to convertible notes payable on a quarterly basis as discussed below. As of October 31, 2015 and July 31, 2015, advances in the amount of $18,385 and $0, respectively, are due under advances from third parties and are included in current liabilities on the consolidated balance sheets.

Note 6. Convertible Notes Payable

Convertible notes payable due to Vista View Ventures Inc. consisted of the following at October 31, 2015 and July 31, 2015:

	October 31, 2015	July 31, 2015

Convertible note in the original principal amount of $516,920, issued October 31, 2013 and due October 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share	320,342	320,342
Convertible note in the original principal amount of $83,265, issued November 30, 2013 and due November 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	83,265	83,265
Convertible note in the original principal amount of $117,719, issued January 31, 2014 and due January 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	117,719	117,719
Convertible note in the original principal amount of $401,075, issued July 31, 2014 and due July 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	401,075	401,075
Convertible note in the original principal amount of $331,561, issued October 31, 2014 and due October 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	331,561	331,561
Convertible note in the original principal amount of $269,815, issued January 31, 2015 and due January 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.025 per share	269,815	269,815
Convertible note in the original principal amount of $266,112, issued April 30, 2015 and due April 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.90 per share	266,112	266,112
Convertible note in the original principal amount of $275,461, issued July 31, 2015 and due July 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.80 per share.	275,461	275,461
Convertible note in the original principal amount of $521,122, issued October 31, 2015 and due October 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.45 per share.	521,122	—
Total convertible notes payable	2,586,472	2,065,350

Less: current portion of convertible notes payable	(1,253,962)	(922,401)
Less: discount on noncurrent convertible notes payable	(1,287,519)	(1,093,340)
Long-term convertible notes payable, net of discount	$44,991	$49,609

Current portion of convertible notes payable	1,253,962	922,401
Less: discount on current convertible notes payable	(587,765)	(512,883)
Current convertible notes payable, net of discount	$666,197	$409,518

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Convertible notes issued

During the three months ended October 31, 2015, the Company signed convertible promissory notes that refinance non-interest bearing advances into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest. The convertible promissory note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
October 31, 2015	October 31, 2018	10%	$0.45	$521,122
				$521,122

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized discounts for beneficial conversion feature of $521,122 on October 31, 2015. The discount is amortized over the life of the notes using the effective interest method. The discount is amortized at an effective interest rate of 191.56%. The beneficial conversion feature was recorded as increase to additional paid-in capital and a discount to the convertible note.

The Company amortized $252,061 and $48,395 of the discount on the convertible notes payable to interest expense during the three months ended October 31, 2015 and 2014.

Conversions into Common Stock

During three months ended October 31, 2015, the holder of our convertible promissory note dated October 31, 2013, elected to convert $12,618 of accrued interest into 630,900 shares of common stock at a rate of $0.02 per share.

During three months ended October 31, 2015, Bloise International, elected to convert $5,611 of accrued interest into 14,029 shares of common stock at a rate of $0.40 per share.

Note 7. Stockholders’ Equity

Conversion of shares

During three months ended October 31, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
August 14, 2015	$840	42,000
August 24, 2015	1,770	88,500
September 1, 2015	5,611	14,029
September 2, 2015	420	21,000
September 11, 2015	1,780	89,000
September 24, 2015	2,700	135,000
October 8, 2015	690	34,500
October 16, 2015	4,418	220,900
Total	$18,229	644,929

Note 8. Commitments

During the three months ended October 31, 2015 and 2014, KMDA has provided office space and certain administrative functions to the Company. The services provided include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As a part of the services provided to the Company, KMDA receives the advances from the lender (See Note 5.) and disburses those funds to the Company. During the three months ending October 31, 2015 and 2014, KMDA billed the Company $47,626 and $31,791, respectively, for those services. At October 31, 2015, no amounts were owed for these services.

We rent office space in Las Vegas, Nevada; Houston, Texas and Vancouver, British Columbia. We also rent warehouse space in Houston, Texas. All leases are short-term with expiration dates of one year or less from the origination date.

Note 9. Subsequent Events

On November 16, 2015, the holders of the convertible promissory note dated October 31, 2013, converted $3,560 of accrued interest into 178,000 share of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Aristocrat Group Corp., a Nevada corporation, was incorporated on July 20, 2011. Our year-end is July 31.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended July 31, 2015 on Form 10-K.

Results of Operations

Three months ended October 31, 2015 compared to the three months ended October 31, 2014.

Revenue

Revenue decreased to $14,301 for the three months ended October 31, 2015, compared to $24,840 for the three months ended October 31, 2014. During the quarter ended October 31, 2015, the Company changed the way that it was spending its advertising budget and realized a decrease in sales for the period.

Cost of Goods Sold

Cost of goods sold decreased to $11,285 for the three months ended October 31, 2015, compared to $17,681 for the comparable period in 2014 due to fewer bottles sold.

Gross Profit

Gross profit decreased to $3,016 for the three months ended October 31, 2015, compared to $7,159 for the three months ended October 31, 2014. This was caused by the decrease in sales discussed above.

Sales and Marketing Expenses

We recognized sales and marketing expenses of $122,232 and $127,291 for the three months ended October 31, 2015 and 2014, respectively. Our sales and marketing spend was consistent between the two periods.

General and Administrative Expenses

We recognized general and administrative expenses of $268,264 and $213,145 for the three months ended October 31, 2015 and 2014, respectively. The increase was due to higher professional fees.

Interest Expense

Interest expense increased from $74,269 for the three months ended October 31, 2014 to $304,120 for the three months ended October 31, 2015. Interest expense for the three months ended October 31, 2015 included amortization of discount on convertible notes payable in the amount of $252,061, compared to $48,395 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $691,600 for the three months ended October 31, 2015 as compared to $407,546 for the comparable period of 2014. The increase in the net loss was primarily the result of the increases in interest expense and professional fees.

Liquidity and Capital Resources

At October 31, 2015, we had cash on hand of $8,816. The company has negative working capital of $808,538. Net cash used in operating activities for the three months ended October 31, 2015 was $538,102. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of October 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of October 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to have a material effect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended October 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (2)

3.2	Bylaws (4)

14	Code of Ethics (1)

21	Subsidiaries of the Registrant (4)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (4)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (4)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 25, 2014

(2)	Incorporated by reference to our form DEF 14C filed with the Securities and Exchange Commission on March 23, 2015

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(4)	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: December 21, 2015	BY: /s/ Robert Federowicz
Robert Federowicz
Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director