Form 10-Q
period 2016-01-31
ARISTOCRAT GROUP CORP.
filed 2016-03-16
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

Yes ☐ No ☑

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 9, 2016, 3,768,957 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2016	July 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,380	$7,411
Accounts receivable	7,491	8,585
Prepaid expenses	48,853	37,103
Inventory	29,269	10,365
Total current assets	97,993	63,464

Fixed assets net of accumulated depreciation of $2,338 and $1,520, respectively	5,797	6,615
Security deposits	1,367	1,367
TOTAL ASSETS	$105,157	$71,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$231,631	$210,793
Advances payable	18,385	—
Current portion of convertible notes payable, net of discount of $688,542 and $512,883, respectively	835,235	409,518
Current portion of accrued interest payable	175,543	85,275
Total current liabilities	1,260,794	705,586

Convertible notes payable, net of discount of $1,172,257 and $1,093,340, respectively	52,375	49,609
Accrued interest payable	47,144	44,886
Accrued interest payable to related party	—	5,611
TOTAL LIABILITIES	1,360,313	805,692

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0010 par value; 480,000,000 shares authorized; 3,260,957 and 2,010,628 shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	3,261	2,011
Preferred Stock, $0.0010 stated value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at January 31, 2016 and July 31, 2015	1,000	1,000
Additional paid-in capital	4,094,671	3,382,525
Accumulated deficit	(5,354,088)	(4,119,782)
Total stockholders’ deficit	(1,255,156)	(734,246)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,157	$71,446

The accompanying notes are an integral part of these unaudited financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended January 31,		Three months ended January 31,
	2016	2015	2016	2015

REVENUE	$36,332	$51,010	$22,031	$26,170
COST OF GOODS SOLD	30,582	37,967	19,297	20,286
GROSS PROFIT	5,750	13,043	2,734	5,884

OPERATING EXPENSES
Sales and marketing expenses	173,858	261,293	51,626	134,002
General and administrative expenses	520,463	464,563	252,199	251,418
Total operating expenses	694,321	725,856	303,825	385,420

LOSS FROM OPERATIONS	(688,571)	(712,813)	(301,091)	(379,536)

OTHER INCOME (EXPENSE)
Interest expense	(545,735)	(290,068)	(241,615)	(215,799)

NET LOSS	$(1,234,306)	$(1,002,881)	$(542,706)	$(595,335)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.47)	$(1.26)	$(0.19)	$(0.73)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: – Basic and diluted	2,606,573	797,864	2,931,575	815,309

The accompanying notes are an integral part of these unaudited financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, July 31, 2015	2,010,628	$2,011	1,000,000	$1,000	$3,382,525	$(4,119,782)	$(734,246)

Common stock issued for conversion of debt	1,250,329	1,250	—	—	29,087	—	30,337
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	683,059	—	683,059
Net Loss	—	—	—	—	—	(1,234,306)	(1,234,306)

BALANCE, January 31, 2016	3,260,957	$3,261	1,000,000	$1,000	$4,094,671	$(5,354,088)	$(1,255,156)

The accompanying notes are an integral part of these unaudited financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended January 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,234,306)	$(1,002,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	428,483	231,487
Depreciation	818	713

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	1,094	(1,674)
Inventory	(18,904)	(47,914)
Prepaid expenses	(11,750)	51,503
Accounts payable and accrued liabilities	20,838	114,367
Accrued interest payable	117,252	58,581
NET CASH USED IN OPERATING ACTIVITIES	(696,475)	(595,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(8,135)
NET CASH USED IN INVESTING ACTIVITIES	—	(8,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	701,444	601,376
NET CASH PROVIDED BY FINANCING ACTIVITIES	701,444	601,376

NET INCREASE (DECREASE) IN CASH	4,969	(2,577)

CASH, at the beginning of the period	7,411	13,103

CASH, at the end of the period	$12,380	$10,526

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$683,059	$601,376
Noncurrent convertible notes payable reclassified to current convertible notes payable	$601,376	$625,296
Beneficial conversion discount on convertible note payable	$683,059	$601,376
Conversion of convertible note payable to related party into common stock	$5,611	$—
Conversion of convertible notes payable into common stock	$24,726	$120,000

The accompanying notes are an integral part of these unaudited financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended January 31, 2016, the Company had a net loss of $1,234,306 and negative cash flow from operating activities of $696,475. As of January 31, 2016, the Company had negative working capital of $1,162,801. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the six month period ended January 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2016.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $12,380 and $7,411 at January 31, 2016 and July 31, 2015, respectively.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the six months ended January 31, 2016 and 2015. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended January 31, 2016 and 2015, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At January 31, 2016, the Company had 156,683,019 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Significant Concentrations

During the six months ended January 31, 2016, two customers generated 44% and 9% of our revenue. As of January 31, 2016, those two customers represented 4% and 0% of our accounts receivable. All accounts receivable from these customers were received subsequent to the end of the period.

The Company’s entire inventory was manufactured by a single supplier during the six months ended January 31, 2016. The Company believes that, in the event that its significant customers are unable to continue to purchase the Company’s product, there are a substantial number of alternative buyers for its product at a competitive price. The Company believes that, in the event that its supplier is unable to continue to supply the Company’s product, there are alternative suppliers for its product at a competitive price.

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

Note 5. Advances

During the six months ended January 31, 2016 and 2015, the Company received net, non-interest bearing advances totaling $701,444 and $601,376, respectively. Vista View Ventures, Inc. provided $683,059 and $588,476 of these advances for the six months ended January 31, 2016 and 2015, respectively. These advances are not collateralized, non-interest bearing and are due on demand. The advances were paid from Vista View Ventures Inc. to K.M. Delaney and Associates (See Note 8.) (“KMDA”) and then by KMDA to the Company on behalf of Vista View Ventures Inc. These advances are typically converted to convertible notes payable on a quarterly basis as discussed below. As of January 31, 2016 and July 31, 2015, advances in the amount of $18,385 and $0, respectively, are due under advances from third parties and are included in current liabilities on the consolidated balance sheets.

Note 6. Convertible Notes Payable

Convertible notes payable due to Vista View Ventures Inc. consisted of the following at January 31, 2016 and July 31, 2015:

	January 31, 2016	July 31, 2015

Convertible note in the original principal amount of $516,920, issued October 31, 2013 and due October 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share	$320,342	$320,342
Convertible note in the original principal amount of $83,265, issued November 30, 2013 and due November 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	83,265	83,265
Convertible note in the original principal amount of $117,719, issued January 1, 2014 and due January 1, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	117,719	117,719
Convertible note in the original principal amount of $401,075, issued July 31, 2014 and due July 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	401,075	401,075
Convertible note in the original principal amount of $331,561, issued October 31, 2014 and due October 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	331,561	331,561
Convertible note in the original principal amount of $269,815, issued January 31, 2015 and due January 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.025 per share	269,815	269,815
Convertible note in the original principal amount of $266,112, issued April 30, 2015 and due April 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.90 per share	266,112	266,112
Convertible note in the original principal amount of $275,461, issued July 31, 2015 and due July 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.80 per share	275,461	275,461
Convertible note in the original principal amount of $521,122, issued October 31, 2015 and due October 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.45 per share	521,122	—
Convertible note in the original principal amount of $161,937, issued January 31, 2016 and due January 31, 2019, bearing interest at 10% per year, convertible into common stock at a rate of $0.14 per share	161,937	—
Total convertible notes payable	2,748,409	2,065,350

Less: current portion of convertible notes payable	(1,523,777)	(922,401)
Less: discount on noncurrent convertible notes payable	(1,172,257)	(1,093,340)
Long-term convertible notes payable, net of discount	$52,375	$49,609

Current portion of convertible notes payable	1,523,777	922,401
Less: discount on current convertible notes payable	(688,542)	(512,883)
Current convertible notes payable, net of discount	$835,235	$409,518

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Convertible notes issued

During the six months ended January 31, 2016, the Company signed convertible promissory notes that refinance non-interest bearing advances into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest. The convertible promissory note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
October 31, 2015	October 31, 2018	10%	Fixed at $0.45 per share	$521,122
January 31, 2016	January 31, 2019	10%	Fixed at $0.14 per share	161,937
				$683,059

For notes convertible at a discount to the market price, we use a 5-day volume weighted average to determine the market price.

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized discounts for beneficial conversion features of $521,122 and $161,937 on October 31, 2015 and January 31, 2016. The discount is amortized over the life of the notes using the effective interest method. The discount is amortized at effective interest rates of 191.56% and 192.35%, respectively. The beneficial conversion feature was recorded as increase to additional paid-in capital and a discount to the convertible note.

The Company amortized $428,483 and $231,487 of the discount on the convertible notes payable to interest expense during the six months ended January 31, 2016 and 2015.

Conversions into Common Stock

During six months ended January 31, 2016, the holder of our convertible promissory note dated October 31, 2013, elected to convert $24,726 of accrued interest into 1,236,300 shares of common stock at a rate of $0.02 per share.

During six months ended January 31, 2016, Bloise International, elected to convert $5,611 of accrued interest into 14,029 shares of common stock at a rate of $0.40 per share.

Note 7. Stockholders’ Equity

Conversion of shares

During six months ended January 31, 2016, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
August 14, 2015	$840	42,000
August 24, 2015	1,770	88,500
September 1, 2015	5,611	14,029
September 2, 2015	420	21,000
September 11, 2015	1,780	89,000
September 24, 2015	2,700	135,000
October 8, 2015	690	34,500
October 16, 2015	4,418	220,900
November 16, 2015	3,560	178,000
December 22, 2015	4,140	207,000
January 7, 2016	1,310	65,500
January 18, 2016	3,098	154,900
Total	$30,337	1,250,329

Note 8. Commitments and Contingencies

During the six months ended January 31, 2016 and 2015, KMDA has provided office space and certain administrative functions to the Company. The services provided include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As a part of the services provided to the Company, KMDA receives the advances from the lender (See Note 5.) and disburses those funds to the Company. During the six months ending January 31, 2016 and 2014, KMDA billed the Company $101,176 and $85,913, respectively, for those services. At January 31, 2016, no amounts were owed for these services.

We rent office space in Las Vegas, Nevada; Houston, Texas and Vancouver, British Columbia. We also rent warehouse space in Houston, Texas. All leases are short-term with expiration dates of one year or less from the origination date.

In January 2016, the Company received a notice from the Texas Alcoholic Beverage Commission (the “TABC”) informing it that an administrative case had been filed against the Company’s permit to distribute distilled spirits in the State of Texas. The TABC asserted that the Company’s private labeling contract to produce RWB Vodka resulted in unauthorized manufacturing activities by the Company. The TABC has issued a cease and desist order which prohibits the manufacturer from shipping additional RWB Vodka to the Company under its existing wholesalers permit (“W Permit”), and the Company is barred from importing any distilled spirits into Texas from its private label manufacturer. Under the current settlement discussion, the Company is not prohibited from selling the RWB Vodka which is already held in inventory and expects to be able to continue to sell its existing inventory for 30 days after a settlement is reached. The Company is currently in settlement discussions with the TABC to resolve this matter. In order to comply with TABC rules, the Company plans to surrender their existing W Permit and applying for a non-resident seller’s permit (“S Permit”) from the TABC. Under the S Permit, the Company would be allowed to distribute its products through a third-party wholesaler instead of selling directly to retailers as it does now. The Company expects that its existing inventory will be sufficient to fulfill all orders until it is able to again purchase inventory under a new permit.

Note 9. Subsequent Events

On February 1, 2016, the holder of the convertible promissory note dated October 31, 2013 converted $3,260 of accrued interest into 163,000 shares of our common stock.

On February 16, 2016, the holder of the convertible promissory note dated January 31, 2015 converted $1,700 of accrued interest into 170,000 shares of our common stock.

On February 22, 2016, the holder of the convertible promissory note dated January 31, 2015 converted $1,750 of accrued interest into 175,000 shares of our common stock.

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

Results of Operations

Six months ended January 31, 2016 compared to the six months ended January 31, 2015.

Revenue

Revenue decreased to $36,332 for the six months ended January 31, 2016, compared to $51,010 for the six months ended January 31, 2015. The decline is largely due to reduced prices on our RWB Vodka product.

Cost of Goods Sold

Cost of goods sold decreased to $30,582 for the six months ended January 31, 2016, compared to $37,967 for the comparable period in 2015. The decline is due to lower manufacturing costs.

Gross Profit

Gross profit decreased to $5,750 for the six months ended January 31, 2016, compared to $13,043 for the six months ended January 31, 2015. This was caused by the decrease in sales prices and manufacturing costs discussed above.

Sales and Marketing Expenses

We recognized sales and marketing expenses of $173,858 and $261,293 for the six months ended January 31, 2016 and 2015, respectively. We have reduced to the cost of our advertising and promotional spend as we have targeted more effective methods.

General and Administrative Expenses

We recognized general and administrative expenses of $520,463 and $464,563 for the six months ended January 31, 2016 and  2015, respectively. The increase was due to higher expenditure on professional fees and payroll expenses.

Interest Expense

Interest expense increased from $290,068 for the six months ended January 31, 2015 to $545,735 for the six months ended  January 31, 2016. Interest expense for the six months ended January 31, 2016 included amortization of discount on convertible notes payable in the amount of $428,483, compared to $231,487 for the comparable period of 2015. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,234,306 for the six months ended January 31, 2016 as compared to $1,002,881 for the comparable period of 2015. The increase in the net loss was primarily the result of increased interest expense.

Three months ended January 31, 2016 compared to the three months ended January 31, 2015.

Revenue

Revenue decreased to $22,031 for the three months ended January 31, 2016, compared to $26,170 for the three months ended January 31, 2015 as we earned less revenue per bottle of RWB Vodka. This was partially offset by an increase in our sales volume.

Cost of Goods Sold

Cost of Goods Sold decreased to $19,297 for the three months ended January 31, 2016, compared to $20,286 for the comparable period in 2015. This is due to lower manufacturing costs for our RWB Vodka product.

Gross Profit

Revenue decreased to $2,734 for the six months ended January 31, 2016, compared to $5,884 for the three months ended January 31, 2015 as a result of the decline in per unit revenue and lower manufacturing costs.

Sales and Marketing Expenses

We recognized sales and marketing expenses of $51,626 and $134,002 for the three months ended January 31, 2016 and 2015, respectively. We have reduced our sales and promotional expenditures as we target more effective promotional methods.

General and Administrative Expenses

We recognized general and administrative expenses of $252,199 and $251,418 for the three months ended January 31, 2016 and 2015, respectively.  The decline is due to slightly lower professional fees.

Interest Expense

Interest expense increased from $215,799 for the three months ended January 31, 2015 to $241,615 for the three months ended January 31, 2016. Interest expense for the three months ended January 31, 2016 included amortization of discount on convertible notes payable in the amount of $176,421, compared to $183,092 for the comparable period of 2015. The remaining difference is due to higher interest on our convertible notes payable, as we carried higher average debt balance this year.

Net Loss

We incurred a net loss of $542,706 for the three months ended January 31, 2016 as compared to $595,335 for the comparable period of 2015. The increase in the net loss was primarily the result of increased interest expense.

Liquidity and Capital Resources

At January 31, 2016, we had cash on hand of $12,380. The company has negative working capital of $1,162,801 . Net cash used in operating activities for the six months ended January 31, 2016 was $696,475. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of January 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of January 31, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of January 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six months ended January 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation for the State of Nevada (1)

3.2	Bylaws for the State of Nevada (1)

14	Code of Ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 2, 2016

(2)	Filed or furnished herewith

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: March 16, 2016	BY: /s/ Chris Less
Chris Less
Interim Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director