Form 10-Q/A
period 2016-01-31
ARISTOCRAT GROUP CORP.
filed 2016-03-18
CIK 1527027

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2016 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended January 31, 2016, filed with the Securities and Exchange Commission on March 16, 2016.

PART II — OTHER INFORMATION

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

Aristocrat Group Corp.

Date: March 18, 2016	BY: /s/ Chris Less
Chris Less
Interim Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director