Form 10-Q
period 2016-04-30
ARISTOCRAT GROUP CORP.
filed 2016-06-20
CIK 1527027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55073

ARISTOCRAT GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-2801371
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

14173 Northwest Freeway #240 Houston, Texas	77040
(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 20, 2016, 3,946,957 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARISTOCRAT GROUP CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2016	July 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,042	$7,411
Accounts receivable	30,657	8,585
Prepaid expenses	49,786	37,103
Inventory	8,746	10,365
Total current assets	92,231	63,464

Fixed assets net of accumulated depreciation of $2,738 and $1,520, respectively	5,397	6,615
Security deposits	1,367	1,367
TOTAL ASSETS	$98,995	$71,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$288,033	$210,793
Advances payable	18,385	—
Current portion of convertible notes payable, net of discount of $789,723 and $512,883, respectively	1,000,166	409,518
Current portion of accrued interest payable	233,090	85,275
Total current liabilities	1,539,674	705,586

Convertible notes payable, net of discount of $1,029,704 and $1,093,340, respectively	56,509	49,609
Accrued interest payable	50,656	44,886
Accrued interest payable to related party	—	5,611
TOTAL LIABILITIES	1,646,839	805,692

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0010 par value; 480,000,000 shares authorized; 3,768,957 and 2,010,628 shares issued and outstanding at April 30, 2016 and July 31, 2015, respectively	3,769	2,011
Preferred Stock, $0.0010 stated value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at April 30, 2016 and July 31, 2015	1,000	1,000
Additional paid-in capital	4,228,566	3,382,525
Accumulated deficit	(5,781,179)	(4,119,782)
Total stockholders’ deficit	(1,547,844)	(734,246)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98,995	$71,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015

REVENUE	$65,385	$85,895	$29,053	$34,885
COST OF GOODS SOLD	51,247	70,550	20,665	32,583
GROSS PROFIT	14,138	15,345	8,388	2,302

OPERATING EXPENSES
Sales and marketing expenses	189,934	387,786	16,076	126,493
General and administrative expenses	703,032	711,158	182,569	246,595
Total operating expenses	892,966	1,098,944	198,645	373,088

LOSS FROM OPERATIONS	(878,828)	(1,083,599)	(190,257)	(370,786)

OTHER INCOME (EXPENSE)
Interest expense	(782,569)	(427,798)	(236,834)	(137,730)

NET LOSS	$(1,661,397)	$(1,511,397)	$(427,091)	$(508,516)

NET LOSS PER COMMON SHARE: Basic and diluted	$(0.56)	$(1.86)	$(0.12)	$(0.61)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: Basic and diluted	2,963,805	811,737	3,694,146	840,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, July 31, 2015	2,010,628	$2,011	1,000,000	$1,000	$3,382,525	$(4,119,782)	$(734,246)

Common stock issued for conversion of debt	1,758,329	1,758	—	—	35,289	—	37,047
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	810,752	—	810,752
Net Loss	—	—	—	—	—	(1,661,397)	(1,661,397)

BALANCE, April 30, 2016	3,768,957	$3,769	1,000,000	$1,000	$4,228,566	$(5,781,179)	$(1,547,844)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended April 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,661,397)	$(1,511,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	597,548	329,354
Depreciation	1,218	1,110

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(22,072)	(2,457)
Inventory	1,619	(15,331)
Prepaid expenses	(12,683)	51,503
Accounts payable and accrued liabilities	77,240	216,997
Accrued interest payable	185,021	95,729
Accrued interest payable to related party	—	2,715
NET CASH USED IN OPERATING ACTIVITIES	(833,506)	(831,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(8,135)
NET CASH USED IN INVESTING ACTIVITIES	—	(8,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	829,137	867,488
NET CASH PROVIDED BY FINANCING ACTIVITIES	829,137	867,488

NET INCREASE (DECREASE) IN CASH	(4,369)	27,576

CASH, at the beginning of the period	7,411	13,103

CASH, at the end of the period	$3,042	$40,679

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$810,752	$867,488
Beneficial conversion discount on convertible note payable	$810,752	$867,488
Conversion of accrued interest on convertible notes payable into common stock	$31,436	$120,000
Conversion of accrued interest payable to related party into common stock	$5,611	$—
Noncurrent convertible notes payable reclassified to current convertible notes payable	$867,488	$—
Convertible notes payable issued to related party in exchange for payment of accounts payable	$—	$330,349

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARISTOCRAT GROUP CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 1. General Organization and Business

Aristocrat Group Corp. (collectively with its subsidiaries, the “Company”, “we”, “our”), a Nevada corporation, was incorporated on July 20, 2011. Our year-end is July 31.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended April 30, 2016, the Company had a net loss of $1,661,397 and negative cash flow from operating activities of $833,506. As of April 30, 2016, the Company had negative working capital of $1,447,443. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the nine month period ended April 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2016.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $3,042 and $7,411 at April 30, 2016 and July 31, 2015, respectively.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the nine months ended April 30, 2016 and 2015. For the three months ended April 30, 2016 and 2015, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At April 30, 2016, the Company had 172,379,610 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Significant Concentrations

During the nine months ended April 30, 2016, three customers generated 32%, 30% and 10% of our revenue. As of April 30, 2016, those three customers represented 69%, 4% and 20% of our accounts receivable. All accounts receivable from these customers were received subsequent to the end of the period.

All of the Company’s inventory was manufactured by a single supplier during the nine months ended April 30, 2016. The Company believes that, in the event that its significant customers are unable to continue to purchase the Company’s product, there are a substantial number of alternative buyers for its product at a competitive price. The Company believes that, in the event that its supplier is unable to continue to supply the Company’s product, there are alternative suppliers for its product at a competitive price.

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

Note 5. Advances

During the nine months ended April 30, 2016 and 2015, the Company received net, non-interest bearing advances totaling $829,137 and $867,488, respectively. Vista View Ventures, Inc. provided $810,752 and $867,488 of these advances for the nine months ended April 30, 2016 and 2015, respectively. These advances ae not collateralized, non-interest bearing and are due on demand. The advances were paid from Vista View Ventures Inc. to K.M. Delaney and Associates (See Note 8.) (“KMDA”) and then by KMDA to the Company on behalf of Vista View Ventures Inc. These advances are typically converted to convertible notes payable on a quarterly basis as discussed below. As of April 30, 2016 and July 31, 2015, advances in the amount of $18,385 and $0, respectively, are due under advances from third parties and are included in current liabilities on the consolidated balance sheets.

Note 6. Convertible Notes Payable

Convertible notes payable due to Vista View Ventures Inc. consisted of the following at April 30, 2016 and July 31, 2015:

	April 30, 2016	July 31, 2015

Convertible note in the original principal amount of $516,920, issued October 31, 2013 maturing October 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.02 per share	$320,342	$320,342
Convertible note in the original principal amount of $83,265, issued November 30, 2013 maturing November 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	83,265	83,265
Convertible note in the original principal amount of $117,719, issued January 1, 2014 maturing January 1, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	117,719	117,719
Convertible note in the original principal amount of $401,075, issued July 31, 2014 maturing July 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	401,075	401,075
Convertible note in the original principal amount of $331,561, issued October 31, 2014 maturing October 31, 2016, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	331,561	331,561
Convertible note in the original principal amount of $269,815, issued January 31, 2015 maturing January 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.025 per share	269,815	269,815
Convertible note in the original principal amount of $266,112, issued April 30, 2015 maturing April 30, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.90 per share	266,112	266,112
Convertible note in the original principal amount of $275,461, issued July 31, 2015 maturing July 31, 2017, bearing interest at 10% per year, convertible into common stock at a rate of $0.80 per share.	275,461	275,461
Convertible note in the original principal amount of $521,122, issued October 31, 2015 maturing October 31, 2018, bearing interest at 10% per year, convertible into common stock at a rate of $0.45 per share.	521,122	—
Convertible note in the original principal amount of $161,937, issued January 31, 2016 maturing January 31, 2019, bearing interest at 10% per year, convertible into common stock at a rate of $0.14 per share.	161,937	—
Convertible note in the original principal amount of $127,693, issued April 30, 2016, maturing April 30, 2019, bearing interest at 10% per year, convertible into common stock at a 60% discount to the market price.	127,693	—
Total convertible notes payable	2,876,102	2,065,350

Less: current portion of convertible notes payable	(1,789,889)	(922,401)
Less: discount on noncurrent convertible notes payable	(1,029,704)	(1,093,340)
Long-term convertible notes payable, net of discount	$56,509	$49,609

Current portion of convertible notes payable	1,789,889	922,401
Less: discount on current convertible notes payable	(789,723)	(512,883)
Current convertible notes payable, net of discount	$1,000,166	$409,518

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Convertible notes issued

During the nine months ended April 30, 2016, the Company signed convertible promissory notes that refinance non-interest bearing advances into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest. The convertible promissory note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
October 31, 2015	October 31, 2018	10%	Fixed at $0.45 per share	$521,122
January 31, 2016	January 31, 2019	10%	Fixed at $0.14 per share	161,937
April 30, 2016	April 30, 2019	10%	60% discount to market	127,693
				$810,752

For notes convertible at a discount to the market price, we use a 5-day volume weighted average to determine the market price.

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized discounts for beneficial conversion features of $521,122, $161,937 and $127,693 on October 31, 2015, January 31, 2016 and April 30, 2016, respectively. The discount is amortized over the life of the notes using the effective interest method. The discount is amortized at effective interest rates of 192%, 192% and 317%, respectively. The beneficial conversion feature was recorded as increase to additional paid-in capital and a discount to the convertible note.

The Company amortized $597,548 and $329,354 of the discount on the convertible notes payable to interest expense during the nine months ended April 30, 2016 and 2014.

Conversions into Common Stock

During nine months ended April 30, 2016, the holder of our convertible promissory note dated October 31, 2013, elected to convert $31,436 of accrued interest into 1,744,300 shares of common stock at a rate of $0.02 per share.

During nine months ended April 30, 2016, Bloise International, elected to convert $5,611 of accrued interest into 14,029 shares of common stock at a rate of $0.40 per share.

Note 7. Stockholders’ Equity

Conversion of shares

During nine months ended April 30, 2016, the holders of our convertible notes elected to convert accrued interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
August 14, 2015	$840	42,000
August 24, 2015	1,770	88,500
September 1, 2015	5,611	14,029
September 2, 2015	420	21,000
September 11, 2015	1,780	89,000
September 24, 2015	2,700	135,000
October 8, 2015	690	34,500
October 16, 2015	4,418	220,900
November 16, 2015	3,560	178,000
December 22, 2015	4,140	207,000
January 7, 2016	1,310	65,500
January 18, 2016	3,098	154,900
February 1, 2016	3,260	163,000
February 16, 2016	1,700	170,000
February 22, 2016	1,750	175,000
Total	$37,047	1,758,329

Note 8. Commitments

During the nine months ended April 30, 2016 and 2015, KMDA has provided office space and certain administrative functions to the Company under a management services agreement. The services provided include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As a part of the services provided to the Company, KMDA receives the advances from the lender (See Note 5.) and disburses those funds to the Company. During the nine months ended April 30, 2016 and 2015, KMDA billed the Company $153,826 and $163,978, respectively, for those services. At April 30, 2016, $22,269 was owed for these services.

We rent office space in Las Vegas, Nevada; Houston, Texas and Vancouver, British Columbia. We also rent warehouse space in Houston, Texas. All leases are short-term with expiration dates of one year or less from the origination date.

In January 2016, the Company received a notice from the Texas Alcoholic Beverage Commission (the “TABC”) that an administrative case had been filed against the Company’s permit to distribute distilled spirits in the State of Texas. The TABC asserted that the Company’s private labeling contract to produce RWB Vodka resulted in unauthorized manufacturing activities by the Company. The TABC has issued a cease and desist order which prohibits the manufacturer from shipping additional RWB Vodka to the Company under their existing permit. The Company is not prohibited from selling the RWB Vodka which is already held in inventory. The Company resolved this matter by selling all of their existing inventory to a third-party distributor, surrendering their existing distribution permit and applying for a non-resident seller permit from the TABC. The non-resident seller permit was issued by the TABC in May 2016. Under the non-resident seller permit, the Company would be allowed to distribute its products through a third-party distributor instead of selling directly to retailers as had in the past.

Note 9. Subsequent Events

On May 19, 2016, a third party purchased $40,000 of principal from Vista View Ventures on our convertible promissory note dated April 30, 2015. We agreed to modify the terms of the note such that it now bears interest at 5% per year, and is convertible into common stock at a 49% discount to the lowest trading price over the preceding twenty trading days to the conversion date.

On the same date, the holder of the note discussed above elected to convert principal of $9,078 into 178,000 shares of common stock of the Company in accordance with the terms of the modified note.

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

Results of Operations

Nine months ended April 30, 2016 compared to the nine months ended April 30, 2015.

Revenue

Revenue decreased to $65,385 for the nine months ended April 30, 2016, compared to $85,895 for the nine months ended April 30, 2015. The decline is largely due to reduced prices on our RWB Vodka product.

Cost of Goods Sold

Cost of goods sold decreased to $51,247 for the nine months ended April 30, 2016, compared to $70,550 for the comparable period in 2015. The decline is due to lower manufacturing costs.

Gross Profit

Gross profit decreased to $14,138 for the nine months ended April 30, 2016, compared to $15,345 for the nine months ended April 30, 2015. This was caused by the decrease in sales prices and manufacturing costs discussed above.

Sales and Marketing Expenses

We recognized sales and marketing expenses of $189,934 and of $387,786 for the nine months ended April 30, 2016 and 2015, respectively. We have reduced to the cost of our advertising and promotional spend as we have targeted more effective methods.

General and Administrative Expenses

We recognized general and administrative expenses $703,032 and of $711,158 for the nine months ended April 30, 2016 and  2015, respectively. The decrease was due to lower expenditure on professional fees and payroll expenses.

Interest Expense

Interest expense increased from $427,798 for the nine months ended April 30, 2015 to $782,569 for the nine months ended April 30, 2016. Interest expense for the nine months ended April 30, 2016 included amortization of discount on convertible notes payable in the amount of $597,548, compared to $329,354 for the comparable period of 2015. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,661,397 for the nine months ended April 30, 2016 as compared to $1,511,397 for the comparable period of 2015. The increase in the net loss was primarily the result of increased interest expense.

Three months ended April 30, 2016 compared to the three months ended April 30, 2015.

Revenue

Revenue decreased to $29,053 for the three months ended April 30, 2016, compared to $34,885 for the three months ended April 30, 2015 as we earned less revenue per bottle of RWB Vodka.

Cost of Goods Sold

Cost of Goods Sold decreased to $20,665 for the three months ended April 30, 2016, compared to $32,583 for the comparable period in 2015. This is due to lower manufacturing costs for our RWB Vodka product.

Gross Profit

Gross profit increased to $8,388 for the nine months ended April 30, 2016, compared to $2,302 for the three months ended April 30, 2015 as a result of the decline in per unit revenue and lower manufacturing costs.

Sales and Marketing Expenses

We recognized sales and marketing expenses of $16,076 and $126,493 for the three months ended April 30, 2016 and 2015, respectively. This is a result of decreased expenses as we retarget our advertising.

General and Administrative Expenses

We recognized general and administrative expenses of $182,569 and $246,595 for the three months ended April 30, 2016 and 2015, respectively.  The decline is due to lower professional fees.

Interest Expense

Interest expense increased from $137,730 for the three months ended April 30, 2015 to $236,834 for the nine months ended April 30, 2016. Interest expense for the three months ended April 30, 2016 included amortization of discount on convertible notes payable in the amount of $39,065, compared to $97,866 for the comparable period of 2015. The remaining difference is due to higher interest on our convertible notes payable, as we carried higher average debt balance this year.

Net Loss

We incurred a net loss of $427,091 for the three months ended April 30, 2016 as compared to $508,516 for the comparable period of 2015. The increase in the net loss was primarily the result of increased interest expense.

Liquidity and Capital Resources

At April 30, 2016, we had cash on hand of $3,042. The company has negative working capital of $1,447,443 . Net cash used in operating activities for the nine months ended April 30, 2016 was $833,506. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of April 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2016.

1.

As of April 30, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended April 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation for the State of Nevada (1)

3.2	Bylaws for the State of Nevada (1)

14	Code of Ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on February 2, 2016

(2)	Filed or furnished herewith

(3)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aristocrat Group Corp.

Date: June 20, 2016	BY: /s/ Chris Less
Chris Less
Interim Chief Executive Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director